Form 10-K
period 1995-12-31
DSI REALTY INCOME FUND VII
filed 1996-03-29
CIK 719581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 1995. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

Commission File No. 2-83291.

DSI REALTY INCOME FUND VII, a California Limited Partnership (Exact name of registrant as specified in governing instruments)

_________California___________________________95-3871044_____
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization                identification number

         37O1 Long Beach Boulevard, Long Beach, California 9O8O7
         (Address of principal executive offices)     (Zip Code)

Registrants telephone number, including area code-(310)595-7711

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
                        (Class of Securities Registered)

     Indicate by check mark, whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days. Yes_X____. No______.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The Registrant is a limited partnership and there is no voting stock. All units of limited partnership sold to date are owned by non-affiliates of the registrant. All such units were sold at $5OO.OO per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

                                     PART I

Item l.  BUSINESS

     Registrant, DSI Realty Income Fund VII (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated August 1, 1983. The General Partners are DSI Properties, Inc., a California corporation, Diversified Investors Agency, a general partnership, whose current partners are Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-four thousand (24,000) units of limited partnership interests aggregating Twelve Million Dollars ($12,000,000). The General Partners have retained a one percent (l%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future. Registrant is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire six mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years but it is anticipated that Registrant will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other publicly-held limited partnerships sponsored by the General Partners. The General Partners are vested with authority as to the general management and supervision of the business and affairs of Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:


Location of Property       Average Occupancy         Average Occupancy Level
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 1995             Dec. 31, 1994

Chico, California               87%                       83%

Fairfield, California           84%                       88%

Ft. Collins, Colorado           81%                       82%

LaVerne, California             84%                       84%

Littleton, Colorado             86%                       85%

Riverside, California           79%                       78%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 1995 regarding properties owned by the Partnership.

Location          Size of     Net Rentable     No. of            Completion
                  Parcel      Area             Rental Units      Date

Chico, CA         1.97 acres  39,580           366                9/05/84

Fairfield, CA     2.29 acres  40,668           442                8/31/84

Ft.Collins, CO    2.49 acres  57,284           603                3/27/85

LaVerne, CA       2.78 acres  50,652           523                8/21/84

Riverside, CA     2.92 acres  60,011           567               12/12/84

Littleton, CO     3.071 acres 43,380           404               11/01/85

Item 3.  LEGAL PROCEEDINGS

     Registrant is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 956 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.00 per Limited Partnership Unit were declared and paid each quarter for the years ended December 31, 1995 and $9.06 per Limited Partnership Unit for the year ended December 31, 1994.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1995,  1994,  1993, 1992, AND 1991.
         --------------------------------------------------------------------
                     1995         1994         1993          1992        1991
                     ----         ----         ----          ----        ----

REVENUES          $1,857,684   $1,845,486   $1,824,454   $1,729,775   $1,657,306

COSTS AND
EXPENSES           1,397,768    1,359,766    1,316,766    1,304,100    1,299,755
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  459,916   $  485,720   $  507,688   $  425,675   $  357,551
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $4,697,315   $5,219,802   $5,586,962   $6,016,083   $6,495,166
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES        $  970,822   $  992,128   $  921,052   $  878,099   $  832,298
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    40.00   $    36.25   $    35.00   $    35.00   $    35.00
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    18.97   $    20.03   $    20.94   $    17.56   $    14.75
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Total revenues increased from $1,845,486 in 1994 to $1,857,684 in 1995, while total expenses increased from $1,359,766 to $1,397,768 resulting in a decrease in net income from $485,720 to $459,916. The approximate $8,000 (0.4%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy rates remained relatively constant at 83.5% and 83.3% for the years ended December 31, 1995 and 1994, respectively. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $28,000 (4.8%) increase in operating expenses was due primarily to an increase in maintenance and repair, salaries and wages and office expense partially offset by a decrease in yellow page advertising costs. General and administrative expense remained relatively constant. The General Partners' incentive management fee decreased approximately $3,000 (3.1%) as a result of the decrease in cash available for distribution on which this fee is based.

1994 COMPARED TO 1993

     Total revenues increased from $1,824,454 in 1993 to $1,845,486 in 1994, while total expenses increased from $1,316,766 to $1,359,766 resulting in a decrease in net income from $507,688 to $485,720. The approximate $16,000 (0.9%) increase in rental revenues can be attributed to higher unit rental rates as average occupancy rates decreased. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.3% for the year ended December 31, 1994, and 84.8% for the year ended December 31, 1993. The Partnership continued to increase rental rates where the market conditions made such increases feasible. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $30,000 (5.4%) increase in operating expenses was due primarily to an increase in yellow page advertising costs, maintenance and repair, salaries and wages and real estate tax expense. The approximate $6,000 (3.7%) increase in general and administrative expense was primarily a result of higher professional fees. The General Partners' incentive management fee increased approximately $7,000 (7.7%) as a result of the increase in cash available for distribution on which this fee is based.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by approximately $21,000 (2.1%) in 1995 compared to 1994 primarily due to the decrease in net income and customer deposits and other liabilities. Net cash provided by operating activities increased by approximately $71,000 (7.7%) in 1994 compared to 1993 primarily due to the absence of payments of accrued property management fee liabilities, which were all paid in 1993. Payment of this fee had been deferred in prior years in order to maximize cash available for distribution to the Limited Partners. In 1993, the Partnership paid all of the current year's fees, as well as a portion of the fees deferred in prior years. The General Partners anticipate that the property management fee will be paid on a current basis in the future without adversely affecting cash available for distribution.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. The General Partners determined that effective with the fourth quarter 1994 distribution which was paid on January 15, 1995, distributions to the limited partners would be increased to an amount which yields an 8% annual return on the capital contributed by the limited partners from an annual return of 7% paid in the prior years.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini-storage facilities. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs for the next twelve months.

     The General Partners are not aware of any environmental problems which could have an adverse material effect upon the financial position of the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
     Item 8, Part II hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1995, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 41.63% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 62 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 66 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 72 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information: (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

     (b) No standard or other arrangement exists by which directors of the Registrant are compensated;

     (c) The Registrant has not granted any option to purchase any of its securities; and

     (d) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1995, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1995, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1995.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1996
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1996
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1996
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 1996
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------

                         1995        1994        1993        1992        1991

REVENUES              $1,857,684  $1,845,486  $1,824,454  $1,729,775  $1,657,306

COSTS AND EXPENSES    $1,397,768   1,359,766   1,316,766   1,304,100   1,299,755
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  459,916  $  485,720  $  507,688  $  425,675  $  357,551
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $4,697,315  $5,219,802  $5,586,962  $6,016,083  $6,495,166
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $  970,822     992,128  $  921,052  $  878,099  $  832,298
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    40.00  $    36.25  $    35.00  $    35.00  $    35.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    18.97  $    20.03  $    20.94  $    17.56  $    14.75
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1995.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   459,916    $ 4,137,707
Excess tax depreciation                                  111,718        299,852
Accrued property taxes                                    (1,003)       (70,000)
Deferred rental revenues                                                 67,065
Accrued incentive management fees                                       221,117
Fixed asset adjustments                                                 218,274
Accrued distributions to partners                                       242,415
                                                     -----------    -----------
Per Partnership income tax return                    $   570,631    $ 5,116,430
                                                     ===========    ===========
Taxable income per $500 limited
partnership unit                                     $     23.78
                                                     ===========

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page


FINANCIAL STATEMENTS:

   Independent Auditors' Report                                              F-1

    Balance Sheets at December 31, 1995 and 1994                             F-2

    Statements of Income for the Three Years Ended December 31, 1995         F-3

    Statements of Changes in Partners' Equity for the Three Years Ended
    December 31, 1995                                                        F-4

    Statements of Cash Flows for the Three Years Ended December 31, 1995     F-5

    Notes to Financial Statements                                            F-6

SUPPLEMENTAL SCHEDULE:

   Independent Auditors' Report                                              F-8

    Schedule XI - Real Estate and Accumulated Depreciation                   F-9

SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partner ship's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

January 31, 1996
DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


ASSETS                                                  1995             1994

CASH AND CASH EQUIVALENTS                           $   470,517      $   486,497

PROPERTY, At cost (net of accumulated
depreciation of $5,596,143
in 1995 and $5,072,536 in 1994)
(Notes 1, 2 and 3)                                    4,195,138        4,701,643

OTHER ASSETS                                             31,660           31,662
                                                    -----------      -----------
TOTAL                                               $ 4,697,315      $ 5,219,802
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,426
Incentive management fee payable to
general partners (Note 4)                               230,287          232,726
Property management fees payable (Note 1)                 7,833            7,095
Customer deposits and other liabilities                  79,064           90,064
                                                    -----------      -----------
Total liabilities                                       559,608          572,311
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (66,391)        (61,293)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1995 and 1994)                        4,204,098        4,708,784
                                                   ------------      -----------
Total partners' equity                                4,137,707        4,647,491
                                                   ------------      -----------
TOTAL                                               $ 4,697,315      $ 5,219,802
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                               1995         1994         1993

REVENUES:
Rental revenues                             $1,844,164   $1,836,372   $1,820,633
Interest income                                 13,520        9,114        3,821
                                            ----------   ----------   ----------
Total revenues                               1,857,684    1,845,486    1,824,454
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         523,607      509,306      509,308
 Operating expenses (Note 1)                   613,328      585,686      555,483
 General and administrative                    166,268      167,443      161,465
 General partners' incentive
  management fee (Note 4)                       94,565       97,331       90,510
                                            ----------   ----------   ----------
Total expenses                               1,397,768    1,359,766    1,316,766
                                            ----------   ----------   ----------
NET INCOME                                  $  459,916   $  485,720   $  507,688
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  455,317   $  480,863   $  502,611
General partners                                 4,599        4,857        5,077
                                            ----------   ----------   ----------
TOTAL                                       $  459,916   $  485,720   $  507,688
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    18.97   $    20.03   $    20.94
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1993             ($53,955)    $ 5,435,310     $ 5,381,355

 Net income                               5,077         502,611         507,688

 Distributions (Note 4)                  (8,484)       (840,000)       (848,484)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1993            (57,362)      5,097,921       5,040,559

 Net income                               4,857         480,863         485,720

 Distributions (Note 4)                  (8,788)       (870,000)       (878,788)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (61,293)      4,708,784       4,647,491

 Net income                               4,599         455,317         459,916

 Distributions (Note 4)                  (9,697)       (960,003)       (969,700)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($66,391)    $ 4,204,098     $ 4,137,707
                                        =======     ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------


                                            1995          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 1,844,164   $ 1,836,372   $ 1,813,041
Cash paid to suppliers and employees       (886,862)     (853,358)     (895,810)
Interest received                            13,520         9,114         3,821
                                       -----------   -----------   ------------
  Net cash provided by operating
  activities                                970,822       992,128       921,052

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                  (969,700)     (848,484)     (848,484)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (17,102)      (18,067)       (8,776)
                                        -----------   -----------   ------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                            (15,980)      125,577        63,792

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        486,497       360,920       297,128
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   470,517   $   486,497   $   360,920
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   459,916   $   485,720   $   507,688
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                                523,607       509,306       509,308
Changes in assets and liabilities:
 Other assets                                               1,499       (7,619)
 Incentive management fee payable to
  general partners                           (2,439)      (10,061)       14,670
 Property management fees payable               738        (1,336)     (106,995)
 Customer deposits and other
  liabilities                               (11,000)        7,000         4,000
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $   970,822   $   992,128   $   921,052
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1995


1.      GENERAL


        DSI Realty Income Fund VII, a California Real Estate Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units that were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on August 1, 1983 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

        The Partnership has acquired six mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Ft. Collins and Littleton, Colorado. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from opera tions, as defined.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

        Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 15 years for the facilities.

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss.

        Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 1995, 1994 and 1993).

        Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        3.        PROPERTY


At December 31, 1995 and 1994, the total cost of property and accumulated depreciation are as follows:


                                                  1995                1994
       Land                                   $ 2,089,800        $ 2,089,800
       Buildings and improvements               7,701,481          7,684,379
                                              -----------        -----------

       Total                                    9,791,281          9,774,179
       Less accumulated depreciation           (5,596,143)        (5,072,536)
                                              -----------         ----------

       Property, net                          $ 4,195,138        $ 4,701,643
                                              ===========         ===========

4.      ALLOCATION OF PROFITS AND LOSSES


        Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of a real estate project.

        The general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership equal to 9% per annum of the cash available for distribution on a cumulative basis. Payment of the incentive management fees earned by the general partners during the fiscal years 1986 through 1988 was subordinated to the limited partners' receipt of an annual cumulative noncompounded return equal to 9.l% of their capital contributions. Incentive management fee payable to general partners at December 31, 1995 and 1994 is $230,287 and $232,726,
        respectively.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the financial statements of DSI Realty Income Fund VII (the "Partnership") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI realty Income Fund VII, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




January 31, 1996

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  933,155   $ 5,888         $209,700  $  939,043  $1,148,743   $706,398  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,268,897     6,659          264,500   1,275,556   1,540,056    967,443  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,389,919    15,686          375,100   1,405,605   1,780,705  1,037,335  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,381,634    18,137          356,000   1,399,771   1,755,771  1,016,053  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,972     6,127          453,250   1,250,099   1,703,349    893,441  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,813     7,594          431,250   1,431,407   1,862,657    975,473  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,641,390  $ 60,091       $2,089,800  $7,701,481 $ 9,791,281 $5,596,143
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1993             $ 9,747,336     $4,053,922
                 Additions                                  8,776        509,308
                                                      -----------     ----------
               Balance at December 31, 1993             9,756,112      4,563,230
                 Additions                                 18,067        509,306
                                                      -----------     ----------
               Balance at December 31, 1994             9,774,179      5,072,536
                 Additions                                 17,102        523,607
                                                      -----------     ----------
               Balance at December 31, 1995           $ 9,791,281     $5,596,143
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $9,992,000.

                                    EXHIBIT 2

                                 March 28, 1996

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995 accompanied by an independent auditors' report. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1995              Dec. 31, 1994

Chico, California                     87%                        83%

Fairfield, California                 84%                        88%

Ft. Collins, Colorado                 81%                        82%

LaVerne, California                   84%                        84%

Littleton, Colorado                   86%                        85%

Riverside, California                 79%                        78%

     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (310) 424-2655.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President