Form 10-K
period 1996-12-31
DSI REALTY INCOME FUND VII
filed 1997-03-26
CIK 719581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 1996. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

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

Registrants telephone number, including area code-(562)595-7711

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 1996 and December 31, 1995 were as follows:


Location of Property       Average Occupancy         Average Occupancy Level
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 1996             Dec. 31, 1995

Chico, California               85%                       87%

Fairfield, California           87%                       84%

Ft. Collins, Colorado           81%                       81%

LaVerne, California             88%                       84%

Littleton, Colorado             86%                       86%

Riverside, California           83%                       79%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 1996 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 929 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.00 per Limited Partnership Unit were declared and paid each quarter for the years ended December 31, 1996 and 1995.


Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995,  1994,  1993,  AND 1992
         --------------------------------------------------------------------
                     1996         1995         1994          1993        1992
                     ----         ----         ----          ----        ----

REVENUES          $1,868,678   $1,857,684   $1,845,486   $1,824,454   $1,729,775

COSTS AND
EXPENSES           1,416,685    1,397,768    1,359,766    1,316,766    1,304,100
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  451,993   $  459,916   $  485,720   $  507,688   $  425,675
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $4,187,690   $4,697,315   $5,219,802   $5,586,962   $6,016,083
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES        $  980,482   $  970,822   $  992,128   $  921,052   $  878,099
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    40.00   $    40.00   $    36.25   $    35.00   $    35.00
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    18.64   $    18.97   $    20.03   $    20.94   $    17.56
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Total revenues increased from $1,857,684 in 1995 to $1,868,678 in 1996, while total expenses increased from $1,397,768 to $1,416,685 resulting in a decrease in net income from $459,916 to $451,993. The approximate $12,100 (0.7%) increase in rental revenues can be attributed to higher average occupancy rates partially offset by lower unit rental rates. Occupancy levels for the Partner-ship's six mini-storage units averaged 85% for the year ended December 31, 1996, and 83.5% for the year ended December 31, 1995. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $19,000 (3.1%) increase in operating expenses was due primarily to an increase in yellow pages advertising costs, real estate tax expense and salaries and wages partially offset by a decrease in office expenses. General and administrative expenses and the General Partners' incentive management fee remained relatively constant.


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


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $9,700 (1%) in 1996 compared to 1995 primarily due to the increase in customer deposits and other liabilities partially offset by decreases in net income and incentive management fee payable to general partners. Net cash provided by operating activities decreased by approximately $21,000 (2.1%) in 1995 compared to 1994 primarily due to the decrease in net income and customer deoisuts and other liabilities.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1996, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 45.43% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 63 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 67 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 73 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information: (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1996, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1996, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1996.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1997
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1997
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1997
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 1997
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                         1996        1995        1994        1993        1992

REVENUES              $1,868,678  $1,857,684  $1,845,486  $1,824,454  $1,729,775

COSTS AND EXPENSES     1,416,685   1,397,768   1,359,766   1,316,766   1,304,100
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  451,993  $  459,916  $  485,720  $  507,688  $  425,675
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $4,187,690  $4,697,315  $5,219,802  $5,586,962  $6,016,083
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $  980,482  $  970,822     992,128  $  921,052  $  878,099
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    40.00  $    40.00  $    36.25  $    35.00  $    35.00
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    18.64  $    18.97  $    20.03  $    20.94  $    17.56
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1996.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   451,993    $ 3,620,002
Excess financial statement depreciation                  106,999        406,852
Accrued property taxes                                    (5,000)       (75,000)
Deferred rental revenues                                                 67,065
Accrued revenue                                            8,575          8,575
Accrued incentive management fees                                       221,117
Fixed asset adjustments                                                 218,274
Accrued distributions to partners                                       242,415
                                                     -----------    -----------
Per Partnership income tax return                    $   562,567    $ 4,709,300
                                                     ===========    ===========
Net taxable income per $500
limited partnership unit                             $     23.44
                                                     ===========

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page


FINANCIAL STATEMENTS:

   Independent Auditors' Report                                              F-1

    Balance Sheets at December 31, 1996 and 1995                             F-2

    Statements of Income for the Three Years Ended December 31, 1996         F-3

    Statements of Changes in Partners' Equity for the Three Years Ended
    December 31, 1996                                                        F-4

    Statements of Cash Flows for the Three Years Ended December 31, 1996     F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partner ship's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

January 31, 1997

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS                                                  1996             1995

CASH AND CASH EQUIVALENTS                           $   481,301      $   470,517

PROPERTY, At cost (net of accumulated
depreciation of $6,116,552
in 1996 and $5,596,143 in 1995)
(Notes 1, 2 and 3)                                    3,674,729        4,195,138

OTHER ASSETS                                             31,660           31,660
                                                    -----------      -----------
TOTAL                                               $ 4,187,690      $ 4,697,315
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               221,117          230,287
Property management fees payable (Note 1)                 8,932            7,833
Customer deposits and other liabilities                  95,195           79,064
                                                    -----------      -----------
Total liabilities                                       567,688          559,608
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (71,568)        (66,391)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1996 and 1995)                        3,691,570        4,204,098
                                                   ------------      -----------
Total partners' equity                                3,620,002        4,137,707
                                                   ------------      -----------
TOTAL                                               $ 4,187,690      $ 4,697,315
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                               1996         1995         1994

REVENUES:
Rental revenues                             $1,856,287   $1,844,164   $1,836,372
Interest income                                 12,391       13,520        9,114
                                            ----------   ----------   ----------
Total revenues                               1,868,678    1,857,684    1,845,486
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         520,408      523,607      509,306
 Operating expenses (Note 1)                   632,140      613,328      585,686
 General and administrative                    170,643      166,268      167,443
 General partners' incentive
  management fee (Note 4)                       93,494       94,565       97,331
                                            ----------   ----------   ----------
Total expenses                               1,416,685    1,397,768    1,359,766
                                            ----------   ----------   ----------
NET INCOME                                  $  451,993   $  459,916   $  485,720
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  447,473   $  455,317   $  480,863
General partners                                 4,520        4,599        4,857
                                            ----------   ----------   ----------
TOTAL                                       $  451,993   $  459,916   $  485,720
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    18.64   $    18.97   $    20.03
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1994              (57,362)      5,097,921       5,040,559

 Net income                               4,857         480,863         485,720

 Distributions                           (8,788)       (870,000)       (878,788)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (61,293)      4,708,784       4,647,491

 Net income                               4,599         455,317         459,916

 Distributions                           (9,697)       (960,003)       (969,700)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($66,391)    $ 4,204,098     $ 4,137,707

 Net income                               4,520         447,473         451,993

 Distributions                           (9,697)       (960,001)       (969,698)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 1996              $(71,568)    $ 3,691,570     $ 3,620,002
                                       =========    ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                            1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 1,856,287   $ 1,844,164   $ 1,836,372
Cash paid to suppliers and employees       (888,196)     (886,862)     (853,358)
Interest received                            12,391        13,520         9,114
                                        -----------   -----------   ------------
  Net cash provided by operating
  activities                                980,482       970,822       992,128

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                  (969,698)     (969,700)     (848,484)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                     (17,102)      (18,067)
                                        -----------   -----------   ------------
NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                             10,784       (15,980)      125,577

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        470,517       486,497       360,920
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   481,301   $   470,517   $   486,497
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   451,993   $   459,916   $   485,720
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation                                520,408       523,607       509,306
Changes in assets and liabilities:
 Other assets                                                             1,499
 Incentive management fee payable to
  general partners                           (9,170)       (2,439)      (10,061)
 Property management fees payable             1,119           738        (1,336)
 Customer deposits and other
  liabilities                                16,132       (11,000)        7,000
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $   980,482   $   970,822   $   992,128
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996


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

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose is $1,089,298.

        Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

        Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 1996, 1995 and 1994).

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


        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss. As of December 31, 1996, no impairment losses were required.

        3.        PROPERTY


At December 31, 1996 and 1995, the total cost of property and accumulated depreciation are as follows:


                                                  1996                1995
       Land                                   $ 2,089,800        $ 2,089,800
       Buildings and improvements               7,701,481          7,701,481
                                              -----------        -----------

       Total                                    9,791,281          9,791,281
       Less accumulated depreciation           (6,116,552)        (5,596,143)
                                              -----------         ----------

       Property, net                          $ 3,674,729        $ 4,195,138
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

        In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the financial statements of DSI Realty Income Fund VII (the "Partnership") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI realty Income Fund VII, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




January 31, 1997

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  933,155   $ 5,888         $209,700  $  939,043  $1,148,743    770,380  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,268,897     6,659          264,500   1,275,556   1,540,056  1,054,139  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,389,919    15,686          375,100   1,405,605   1,780,705  1,133,452  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,381,634    18,137          356,000   1,399,771   1,755,771  1,107,477  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,972     6,127          453,250   1,250,099   1,703,349    978,542  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,813     7,594          431,250   1,431,407   1,862,657  1,072,562  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,641,390  $ 60,091       $2,089,800  $7,701,481 $ 9,791,281 $6,116,552
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1994            $  9,756,112     $4,563,230
                 Additions                                 18,067        509,306
                                                      -----------     ----------
               Balance at December 31, 1994             9,774,179      5,072,536
                 Additions                                 17,102        523,607
                                                      -----------     ----------
               Balance at December 31, 1995             9,791,281      5,596,143
                 Additions                                               520,408
                                                      -----------     ----------
               Balance at December 31, 1996           $ 9,791,281     $6,116,552
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $9,992,000.

                                    EXHIBIT 2

                                 March 28, 1997

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996 accompanied by an independent auditors' report. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1996              Dec. 31, 1995

Chico, California                     85%                        87%

Fairfield, California                 87%                        84%

Ft. Collins, Colorado                 81%                        81%

LaVerne, California                   88%                        84%

Littleton, Colorado                   86%                        86%

Riverside, California                 83%                        79%

     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (562) 424-2655.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President