Form 10-Q
period 1997-06-30
DSI REALTY INCOME FUND VII
filed 1997-08-13
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1997

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 1997 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 1997.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 1997                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 1997                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer