Form 10-K
period 1998-12-31
DSI REALTY INCOME FUND VII
filed 1999-04-01
CIK 719581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 1998. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

Commission File No. 2-83291.

DSI REALTY INCOME FUND VII, a California Limited Partnership (Exact name of registrant as specified in governing instruments)

_________California___________________________95-3871044_____
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization                identification number

         6700 E. Pacific Coast Hwy., Long Beach, California 9O8O3
         (Address of principal executive offices)     (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 1998 and December 31, 1997 were as follows:


Location of Property       Average Occupancy         Average Occupancy Level
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 1998             Dec. 31, 1997

Chico, California               89%                       86%

Fairfield, California           91%                       92%

Ft. Collins, Colorado           81%                       84%

LaVerne, California             88%                       89%

Littleton, Colorado             87%                       81%

Riverside, California           82%                       87%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 1998 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 906 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.59 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998 and $10.08 per Limited Partnership Unit were paid each quarter for the year ended 1997 and $10.00 per Limited Partnership Unit were paid each quarter for the year ended 1996.


Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995, and 1994
         --------------------------------------------------------------------
                     1998         1997         1996          1995        1994
                     ----         ----         ----          ----        ----

REVENUES          $2,158,172   $1,963,464   $1,868,678   $1,857,684   $1,845,486

COSTS AND
EXPENSES           1,483,535    1,430,018    1,416,685    1,397,768    1,359,766
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $  674,637   $  533,446   $  451,993   $  459,916   $  485,720
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,175,348   $3,719,366   $4,187,690   $4,697,315   $5,219,802
                  ==========   ==========   ==========   ==========   ==========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES        $1,179,538   $1,013,207   $  980,482   $  970,822   $  992,128
                  ==========   ==========   ==========   ==========   ==========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT              $    50.36   $    40.35   $    40.00   $    40.00   $    36.25
                  ==========   ==========   ==========   ==========   ==========

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    27.83   $    22.00   $    18.64   $    18.97   $    20.03
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


1998 COMPARED TO 1997

Total revenues increased from $1,963,464 in 1997 to $2,158,172 in 1998, while total expenses increased from $1,430,018 to $1,483,535 resulting in an increase in net income from $533,446 to $674,637. The approximate $191,500 (9.8%) increase in rental revenues can be attributed to unit higher rental rates. Occupancy levels for the Partnership's six mini-storage units averaged 86.3% for the year ended December 31, 1998 and 86.5% for the year ended December 31, 1997. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $33,400 (5.8%) increase in operating expenses was due primarily to an increase in maintenance and repair, salaries and wages and real estate tax expenses.
General and administrative expenses decreased slightly as a result of relatively insignificant fluctuations in various expense accounts. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. General Partners' incentive management fee, which is based on cash available for distribution, increased as a result of the increase in net income.


1997 COMPARED TO 1996

     Total revenues increased from $1,868,678 in 1996 to $1,963,464 in 1997, while total expenses increased from $1,416,685 to $1,430,018 resulting in an increase in net income from $451,993 to $533,446. The approximate $96,100 (5.2%) increase in rental revenues can be attributed to higher average occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage units averaged 86.5% for the year ended December 31, 1997 and 85.0% for the year ended December 31, 1996. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximately $12,700 (2.2%) increase in operating expenses was due primarily to an increase in yellow pages advertising costs, maintenance and repair and salaries and wages partially offset by a decrease in real estate tax expenses. General and administrative expenses increased approximately $14,600 (10.1%) primarily as a result of increases in postage, legal and office expenses. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. General Partners' incentive management fees decreased slightly.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $166,300 (16.4%) in 1998 compared to 1997 primarily due to the increase in the net income. Net cash provided by operating activities increased by approximately $32,700 (3.3%) in 1997 compared to 1996 primarily due to the increase in net income partially offset by decreases in customer deposits and other liabilities, incentive management fees payable to general partners, other assets and depreciation.

     Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. A special distribution of 2% was declared and paid on December 15, 1998. This action was the result of the Partnership's increased cash flow from the operations of its properties.

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

     The Year 2000 issue refers to the inability of certain computer systems to recognize a date using "00" as the Year 2000. The Partnership has implemented a Year 2000 program, which has three phases: (1) identification;
(2) remediation; and (3) testing and verification. The Partnership, as well as the property management company and the Partnership's warehouse facilities have completed those phases. Computer programs have been upgraded and tested to function properly with respect to the dates in the Year 2000 and thereafter. Year 2000 compliance costs are nominal and have been expensed in the regular course of business. The Partnership provides no assurance that third-party suppliers and customers will be compliant. Nevertheless, the Partnership does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 1998, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 65 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 69 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 75 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information: (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1998, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 1998, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1998.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 1999
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 1999
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 1999
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 1999
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                         1998        1997        1996        1995        1994

REVENUES              $2,158,172  $1,963,464  $1,868,678  $1,857,684  $1,845,486

COSTS AND EXPENSES     1,483,535   1,430,018   1,416,685   1,397,768   1,359,766
                      ----------  ----------  ----------  ----------  ----------
NET INCOME            $  674,637  $  533,446  $  451,993  $  459,916  $  485,720
                      ==========  ==========  ==========  ==========  ==========
TOTAL ASSETS          $3,175,348  $3,719,366  $4,187,690  $4,697,315  $5,219,802
                      ==========  ==========  ==========  ==========  ==========
NET CASH PROVIDED BY
OPERATING ACTIVITIES  $1,179,538  $1,013,207  $  980,482  $  970,822     992,128
                      ==========  ==========  ==========  ==========  ==========
CASH DISTRIBUTIONS
PER $500 LIMITED
PARTNERSHIP UNIT      $    50.36  $    40.35  $    40.00  $    40.00  $    36.25
                      ==========  ==========  ==========  ==========  ==========
NET INCOME PER
LIMITED
PARTNERSHIP UNIT      $    27.83  $    22.00  $    18.64  $    18.97  $    20.03
                      ==========  ==========  ==========  ==========  ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1998.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   674,637    $ 2,629,127
Excess financial statements depreciation                  59,154        563,104
Accrued property taxes                                   (13,055)       (89,055)
Deferred rental revenues                                                 67,065
Accrued incentive management fees                         (4,911)       216,206
Fixed asset adjustments                                                 218,274
Accrued distributions to partners                                       242,415
State taxes                                               (8,611)
                                                     -----------    -----------
Per Partnership income tax return                    $   707,214    $ 3,847,136
                                                     ===========    ===========
Net taxable income per $500
limited partnership unit                             $     29.48
                                                     ===========

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page


FINANCIAL STATEMENTS:

   Independent Auditors' Report                                              F-1

    Balance Sheets at December 31, 1998 and 1997                             F-2

    Statements of Income for the Three Years Ended December 31, 1998         F-3

    Statements of Changes in Partners' Equity for the Three Years Ended
    December 31, 1998                                                        F-4

    Statements of Cash Flows for the Three Years Ended December 31, 1998     F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

February 5, 1999

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                  1998             1997

CASH AND CASH EQUIVALENTS                           $   459,100      $  500,294

PROPERTY, net (Notes 1, 2 and 3)                      2,672,106       3,181,412

OTHER ASSETS                                             44,142          37,660
                                                    -----------      -----------
TOTAL                                               $ 3,175,348      $3,719,366
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               216,206          214,665
Property management fees payable (Note 1)                 8,527            7,991
Customer deposits and other liabilities                  79,064           79,064
                                                    -----------      -----------
Total liabilities                                       546,221          544,144
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 1 and 4):
General partners                                        (81,477)        (76,015)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 1998 and 1997)                        2,710,604        3,251,237
                                                   ------------      -----------
Total partners' equity                                2,629,127        3,175,222
                                                   ------------      -----------
TOTAL                                               $ 3,175,348      $ 3,719,366
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                               1998         1997         1996

REVENUES:
Rental revenues                             $2,143,909   $1,952,418   $1,856,287
Interest income                                 14,263       11,046       12,391
                                            ----------   ----------   ----------
Total revenues                               2,158,172    1,963,464    1,868,678
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         509,306      509,306      520,408
 Operating expenses (Note 1)                   611,775      578,411      565,727
 General and administrative                    155,704      158,808      144,242
 General partners' incentive
  management fee (Note 4)                       99,798       86,172       93,494
 Property management fee (Note 1)              106,952       97,321       92,814
                                            ----------   ----------   ----------
Total expenses                               1,483,535    1,430,018    1,416,685
                                            ----------   ----------   ----------
NET INCOME                                  $  674,637   $  533,446   $  451,993
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  667,891   $  528,111   $  447,473
General partners                                 6,746        5,335        4,520
                                            ----------   ----------   ----------
TOTAL                                       $  674,637   $  533,446   $  451,993
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    27.83   $    22.00   $    18.64
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1996             ($66,391)    $ 4,204,098     $ 4,137,707

 Net income                               4,520         447,473         451,993

 Distributions                           (9,697)       (960,001)       (969,698)
                                        -------     -----------     -----------
BALANCE DECEMBER 31, 1996              $(71,568)    $ 3,691,570     $ 3,620,002

 Net income                               5,335         528,111         533,446

 Distributions                           (9,782)       (968,444)       (978,226)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1997           $(76,015)    $ 3,251,237     $ 3,175,222

 Net income                               6,746         667,891         674,637

 Distributions                          (12,208)     (1,208,524)     (1,220,732)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 1998             $(81,477)    $ 2,710,604     $ 2,629,127
                                       =========    ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                            1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $   674,637   $   533,446   $   451,993
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                              509,306       509,306       520,408
 Changes in assets and liabilities:
  Other assets                               (6,482)       (6,000)
  Incentive management fee
  payable to general partners                 1,541        (6,452)       (9,170)
  Property management fees payable              536          (961)        1,119
  Customer deposits and
   other liabilities                                      (16,132)       16,132
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,179,538     1,013,207       980,482

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,220,732)     (978,226)     (969,698)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                     (15,988)
                                        -----------   -----------   ------------
NET DECREASE(INCREASE)IN CASH AND
CASH EQUIVALENTS                            (41,194)       18,993        10,784

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        500,294       481,301       470,517
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   459,100   $   500,294   $   481,301
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1998


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

        The Partnership has acquired six mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Ft. Collins and Littleton, Colorado. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, as defined.

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

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose is $ 1,218,009.

        Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

        Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 1998, 1997 and 1996).

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


        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment loss. No impairment losses were required in 1998, 1997 and 1996.

        Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

        Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

3.      PROPERTY

        At December 31, 1998 and 1997, the total cost of property and accumulated depreciation are as follows:


                                                  1998                1997
       Land                                   $ 2,089,800        $ 2,089,800
       Buildings and improvements               7,717,469          7,717,469
                                              -----------        -----------

       Total                                    9,807,269          9,807,269
       Less accumulated depreciation           (7,135,163)        (6,625,857)
                                              -----------         ----------

       Property, net                          $ 2,672,106        $ 3,181,412
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

5.      BUSINESS SEGMENT INFORMATION

        The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Partnership operates under a single segment; storage facility operartions, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance of DSI Realty Income Fund VII (the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits.

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

In our opinion, such financial statement present fairly in all material respects the financial position of DSI Realty Income Fund VII at December 31, 1998, in conformity with generally accepted accounting principles.





February 5, 1999

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  933,155   $ 5,888         $209,700  $  939,043  $1,148,743    894,697  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,268,897     6,659          264,500   1,275,556   1,540,056  1,223,192  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,389,919    15,686          375,100   1,405,605   1,780,705  1,318,774  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,381,634    18,137          356,000   1,399,771   1,755,771  1,291,695  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,972     6,127          453,250   1,250,099   1,703,349  1,144,405  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,813    23,582          431,250   1,447,395   1,878,645  1,262,400  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,641,390  $ 76,079       $2,089,800  $7,717,469  $9,807,269 $7,135,163
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1995               9,791,281      5,596,143
                 Additions                                               520,408
                                                      -----------     ----------
               Balance at December 31, 1996             9,791,281      6,116,551
                 Additions                                 15,988        509,306
                                                      -----------     ----------
               Balance at December 31, 1997           $ 9,807,269     $6,625,857
                 Additions                                               509,306
                                                      -----------     ----------
               Balance at December 31, 1998           $ 9,807,269     $7,135,163
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 31, 1999

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998 accompanied by an independent auditors' report. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1998 and December 31, 1997 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1998              Dec. 31, 1997

Chico, California                     89%                        86%

Fairfield, California                 91%                        92%

Ft. Collins, Colorado                 81%                        84%

LaVerne, California                   88%                        89%

Littleton, Colorado                   87%                        81%

Riverside, California                 82%                        87%

     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President