Form 10-K
period 2000-12-31
DSI REALTY INCOME FUND VII
filed 2001-03-29
CIK 719581

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2000. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2000, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 2000 and December 31, 1999 were as follows:


Location of Property       Average Occupancy         Average Occupancy Level
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 2000             Dec. 31, 1999

Chico, California               90%                       84%

Fairfield, California           89%                       85%

Ft. Collins, Colorado           81%                       78%

LaVerne, California             90%                       87%

Littleton, Colorado             84%                       83%

Riverside, California           86%                       84%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2000 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 889 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $13.22 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $11.37 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999 and $12.59 per Unit for the year ended 1998.


Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998, 1997, and 1996
         --------------------------------------------------------------------
                     2000         1999         1998          1997        1996
                     ----         ----         ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,351,050   $2,179,398   $2,158,172   $1,963,464   $1,868,678

TOTAL
EXPENSES           1,237,093    1,556,719    1,483,535    1,430,018    1,416,685
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,113,957   $  622,679   $  674,637   $  533,446   $  451,993
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,603,230   $2,751,925   $3,175,348   $3,719,366   $4,187,691
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
OPERATING         $1,231,203   $1,191,273   $1,179,538   $1,013,207   $  980,482
INVESTING             (5,388)     (23,425)         -        (15,988)   (969,698)
FINANCING         (1,281,976)  (1,101,945)  (1,220,732)  (  978,226)        -

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    45.95   $    25.69   $    27.83   $    22.00   $    18.64
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $   52.88    $    45.46   $    50.36   $    40.35   $    40.00
                  ==========   ==========   ==========   ==========   ==========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS


2000 COMPARED TO 1999

Total revenues increased from $2,172,457 in 1999 to $2,342,500 in 2000, while total expenses decreased from $1,556,719 to $1,237,093 and the other income increased from $6,941 to $8,550 resulting in an increase in net income from $622,679 to $1,113,957. The approximate $170,000 (7.8%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 86.9% for the year ended December 31, 2000 and 84.3% for the year ended December 31, 1999. The Partnership is continuing its advertising campaign to attract and keep new tenants in its varaious mini-storage facilities. The approximate $46,200 (6.6%) increase in operating expenses was due primarily to an increase in maintenance and repair, salaries and wages, workers com-pensation insurance expenses, partially offset by a decrease in yellow pages advertising costs. General and administrative expenses increased approx-imately $23,300 (18.6%) primarily as a result of increases in legal and pro-fessional and office supplies and printing expneses. General Partners' incentive management fees increased approximately $11,700 (11.8%). Property management fees, which are based on revenue, increased as a result of the increase in rental revenue.

1999 COMPARED TO 1998

Total revenues increased from $2,143,909 in 1998 to $2,172,457 in 1999, while total expneses increased from $1,483,535 to $1,556,719 and other income de-creased from $14,263 to $6,941, resulting in a decrease in net income from $674,637 to $622,679. The approximate $28,500 (1.3%) increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 84.3% for the year ended December 31, 1999 and 86.3% for the year ended December 31, 1998. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilites. The approximate $57,000 (8.9%) increase in operating expenses was due primarily to an increase in yellow pages and other advertising costs, salaries and wages, workers compensation and security alarm services expenses, partially offset by a decrease in maintenance and repair expense. General and administrative expenses remained relatively constant. General Partners' incentive management fees increased approximately $11,700 (11.8%). Property management fees, which are based on based on revenue, increased as a result of the increase in rental revenue.

Operating expenses consits mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies accounting services and computer expenses.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $39,900 (3.3%) in 2000 compared to 1999 primarily due to the increase in net income, partially offset by decreases in depreciation and other liabilities.
Net cash provided by operating activities increased by approximately $11,700 (1.0%) in 1999 compared to 1998 primarily due to the increase in customer deposits and other liabilities partially offset by a decrease in net income.

    Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 2.5%, 1% and 2% were declared and paid on December 15, 2000, 1999 and 1998, respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini-storage facilities. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. Th Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

     The General Partners are not aware of any environmental problems which could have an adverse material effect upon the financial position of the Part-nership.

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Summarized quarterly financial data for the years ended December 31, 2000 and 1999 was as follows:

                                           2000 Quarter Ended
                                           ------------------
                           March 31,  June 30,   September 30,   December 31,

Total revenues            $541,527    $584,337   $613,355        $603,281

Net income                 150,791     188,371    157,769         617,026

Net income per
limited partnership unit   $  6.22     $  7.77    $  6.51         $ 25.45

Weighted average
limited partnership
units                       24,000      24,000     24,000          24,000



                                            1999 QUARTER ENDED
                                            ------------------
                            March 31,  June 30,  September 30,   December 31,

Total revenues             $550,005   $556,244   $549,595        $516,613

Net income                  152,795    169,780    174,440         125,664

Net income per
limited partnership unit    $  6.30    $  7.00    $  7.20         $  5.18

Weighted average
limited partnership
units                        24,000     24,000     24,000          24,000

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
     Item 8, Part II hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2000, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 67 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 71 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 77 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information: (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2000, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2000, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2000.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 30, 2001
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 30, 2001
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 30, 2001
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 30, 2001
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2000, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
                     2000         1999         1998          1997        1996
                     ----         ----         ----          ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,351,050   $2,179,398   $2,158,172   $1,963,464   $1,868,678

TOTAL
EXPENSES           1,237,093    1,556,719    1,483,535    1,430,018    1,416,685
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,113,957   $  622,679   $  674,637   $  533,446   $  451,993
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,603,230   $2,751,925   $3,175,348   $3,719,366   $4,187,691
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
OPERATING         $1,231,203   $1,191,273   $1,179,538   $1,013,207   $  980,482
INVESTING             (5,388)     (23,425)         -        (15,988)   (969,698)
FINANCING         (1,281,976)  (1,101,945)  (1,220,732)  (  978,226)        -

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    45.95   $    25.69   $    27.83   $    22.00   $    18.64
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $   52.88    $    45.46   $    50.36   $    40.35   $    40.00
                  ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2000.


                                                         Net          Partners'
                                                        Income         Equity

Per financial statements                             $ 1,113,957    $ 1,981,842
Excess book depreciation                                (195,179)       493,472
Accrued property taxes                                     3,768        (85,423)
Deferred rental revenues                                   2,520         89,597
Accrued distributions to partners                                       221,117
Accrued incentive management fees                                       218,274
Acquisition costs capitalized
  for tax purposes                                                      242,415
State taxes                                              ( 9,248)
                                                     -----------    -----------
Per Partnership income tax return                    $   915,818    $ 3,161,294
                                                     ===========    ===========
Net taxable income per
limited partnership unit                             $     37.78
                                                     ===========

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page


FINANCIAL STATEMENTS:

   Independent Auditors' Report                                              F-1

    Balance Sheets at December 31, 2000 and 1999                             F-2

    Statements of Income for the Three Years Ended December 31, 2000         F-3

    Statements of Changes in Partners' Equity for the Three Years Ended
    December 31, 2000                                                        F-4

    Statements of Cash Flows for the Three Years Ended December 31, 2000     F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.
Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

February 2, 2001

DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                  2000             1999

CASH AND CASH EQUIVALENTS                           $   468,842      $  525,003

PROPERTY, net (Note 3)                                2,089,800       2,186,223

OTHER ASSETS                                             44,588          40,699
                                                    -----------      -----------
TOTAL                                               $ 2,603,230      $2,751,925
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               235,511          225,769
Property management fees payable                         10,647            9,152
Customer deposits and other liabilities                 132,806          124,719
                                                    -----------      -----------
Total liabilities                                       621,388          602,064
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 4):
General partners                                        (87,950)        (86,270)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2000 and 1999)                        2,069,792       2,236,131
                                                   ------------      -----------
Total partners' equity                                1,981,842       2,149,861
                                                   ------------      -----------
TOTAL                                               $ 2,603,230     $ 2,751,925
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                               2000         1999         1998

REVENUES:
Rental                                      $2,342,500   $2,172,457   $2,143,909
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                  101,811      509,308      509,306
 Operating                                     746,863      700,693      643,651
 General and administrative                    148,662      125,333      123,828
 General partners' incentive
  management fee (Note 4)                      121,700      111,534       99,798
 Property management fee                       118,057      109,851      106,952
                                            ----------   ----------   ----------
Total expenses                               1,237,093    1,556,719    1,483,535
                                            ----------   ----------   ----------
OPERATING INCOME                             1,105,407      615,738      660,374

OTHER INCOME-
 Interest income                                 8,550        6,941       14,263
                                            ----------   ----------   ----------
NET INCOME                                  $1,113,957   $  622,679   $  674,637
                                            ==========   ==========   ==========

AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,102,817   $  616,452   $  667,891
General partners                                11,140        6,227        6,746
                                            ----------   ----------   ----------
TOTAL                                       $1,113,957   $  622,679   $  674,637
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    45.95   $    25.69   $    27.83
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 1998               $(76,015)    $ 3,251,237     $ 3,175,222

 Net income                               6,746         667,891         674,637

 Distributions                          (12,208)     (1,208,524)     (1,220,732)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 1998             $(81,477)    $ 2,710,604     $ 2,629,127

 Net income                               6,227         616,452         622,679

 Distributions                          (11,020)     (1,090,925)     (1,101,945)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 1999             $(86,270)    $ 2,236,131     $ 2,149,861

 Net income                              11,140       1,102,817       1,113,957

 Distributions                          (12,820)     (1,269,156)     (1,281,976)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2000             $(87,950)    $ 2,069,792     $ 1,981,842
                                       =========    ===========     ===========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------


                                            2000          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,113,957   $   622,679   $   674,637
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                              101,811       509,308       509,306
 Changes in assets and liabilities:
  Other assets                               (3,889)        3,443        (6,482)
  Incentive management fee
  payable to general partners                 9,742         9,563         1,541
  Property management fees payable            1,495           625           536
  Customer deposits and
   other liabilities                          8,087        45,655
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,231,203     1,191,273     1,179,538

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                        (5,388)      (23,425)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,281,976)   (1,101,945)   (1,220,732)

                                        -----------   -----------   ------------
NET(DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (56,161)       65,903       (41,194)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        525,003       459,100       500,294
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   468,842   $   525,003   $   459,100
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2000


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

        The Partnership has acquired six mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Ft. Collins and Littleton, Colorado. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to five percent of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks.

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

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose is $1,179,452.

        Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

        Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (24,000 in 2000, 1999 and 1998).

        Estimates - The preparation of financial statements in conformity with generally accepted in the United States of America requires the Partner-ship's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair market value of the property. No impairment losses were required in 2000, 1999 and 1998.

        Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

        Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

        Recent Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." The adoption of SAB 101 did not impact the financial statements.

3.      PROPERTY

        At December 31, 2000 and 1999, the total cost of property and accumulated depreciation are as follows:


                                                  2000                1999
       Land                                   $ 2,089,800        $ 2,089,800
       Buildings and improvements               7,746,282          7,740,894
                                              -----------        -----------

       Total                                    9,836,082          9,830,694
       Less accumulated depreciation            7,746,282          7,644,471
                                              -----------         ----------

       Property, net                          $ 2,089,800        $ 2,186,223
                                              ===========         ===========

4.      ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNER MANAGEMENT FEES


        Under the Agreement of Limited Partnership, the general partners are to be allocated one percent of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited
        partnership interests.   The  general  partners  are  also  entitled  to
        receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of a real estate project.In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.

5.      BUSINESS SEGMENT INFORMATION

        The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Partner-ship operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance of DSI Realty Income Fund VII (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits.

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

In our opinion, such financial statement present fairly in all material respects the financial position of DSI Realty Income Fund VII at December 31, 2000, in conformity with generally accepted accounting principles.


February 2, 2001

DELOITTE & TOUCHE, LLP
LOS ANGELES, CALIFORNIA

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  933,155   $ 5,888         $209,700  $  939,043  $1,148,743    939,043  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,268,897    12,047          264,500   1,280,944   1,545,444  1,280,944  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,389,919    15,686          375,100   1,405,605   1,780,705  1,405,605  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,381,634    23,863          356,000   1,405,497   1,761,497  1,405,497  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,972    11,161          453,250   1,255,133   1,708,383  1,255,133  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,813    36,247          431,250   1,460,060   1,891,310  1,460,060  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,641,390  $104,892       $2,089,800  $7,746,282  $9,836,082 $7,746,282
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1998             $ 9,807,269     $6,625,857
                 Additions                                               509,306
                                                      -----------     ----------
               Balance at December 31, 1998           $ 9,807,269     $7,135,163
                 Additions                                 23,425        509,308
                                                      -----------     ----------
               Balance at December 31, 1999           $ 9,830,694     $7,644,471
                 Additions                                  5,388        101,811
                                                      -----------     ----------
               Balance at December 31, 2000           $ 9,836,082     $7,746,282
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 31, 2000

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2000 accompanied by an independent auditors' report. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2000 and December 31, 1999 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2000              Dec. 31, 1999

Chico, California                     90%                        84%

Fairfield, California                 89%                        85%

Ft. Collins, Colorado                 81%                        78%

LaVerne, California                   90%                        87%

Littleton, Colorado                   84%                        83%

Riverside, California                 86%                        84%

     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President