Form 10-Q
period 2001-03-31
DSI REALTY INCOME FUND VII
filed 2001-05-16
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 27, 2001               DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 27, 2001               DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer

                                April 27, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2001 and 2000, total revenues increased 13.7% from $541,527 to $615,684, total expenses decreased 25.0% from $392,444 to $294,344 and other income decreased from $1,708 to $1,450. As a result, net income increased 214.1% from $150,791 for the three-month period ended March 31, 2000, to $322,790 for the same period in 2001. Occupancy levels for the Partnership's six mini-storage facilities averaged 90.7% for the three month period ended March 31, 2001, and 80.1% for the period in 2000. Rental revenue increased primarily as a result of higher occupancy and unit rental rates. The Partnership is continuing its marketing effort to attract and keep new tenants in its various mini-storage facilities. Operating expenses de-creased approximately $97,500 (29.8%) primarily as a result of a decrease in depreciation as the Partnership's property is fully depreciated. Other vari-ations in operating expenses includes decreases in yellow pages advertising costs and workers compensation insurance expenses and increases in repairs and maintenance, property management fees, salary and wages and security alarm services expenses. General and administrative expenses remained relatively constant.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

We are not enclosing a copy of the Partnership Form 10-Q as filed with the Securities and Exchange Commission since all the information set forth therein is contained either in this letter or in the attached financial statements. However, if you wish to receive a copy of said report, please send a written request to DSI Realty Income Fund VII, P.O. Box 357, Long Beach, California 90801.

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President



                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2001 AND DECEMBER 31, 2000

                                          March 31,      December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  562,970       $  468,842
PROPERTY, NET                             2,106,924        2,089,800

OTHER ASSETS                                 44,588           44,588

TOTAL                                    $2,714,482       $2,603,230


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES                              $  652,274       $  621,388

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (87,146)         (87,950)
     Limited Partners                     2,149,354        2,069,792

  Total partners' equity                  2,062,208        1,981,842

TOTAL                                    $2,714,482       $2,603,230

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                          March 31,         March 31,
                                            2001              2000

REVENUES:

Rental Income                            $  615,684        $ 541,527

EXPENSES:

Operating                                   229,500           327,022
General and administrative                   64,844            65,422
     Total expenses                         294,344           392,444


OPERATING INCOME                         $  321,340        $  149,083

OTHER INCOME
     Interest                                 1,450             1,708

NET INCOME                                  322,790           150,791


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  319,562        $  149,283
    General partners                          3,228             1,508

TOTAL                                    $  322,790        $  150,791

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.32        $     6.22


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2000            ($86,270)     $2,236,131   $2,149,861

NET INCOME                               1,508         149,283      150,791
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)

BALANCE AT MARCH 31, 2000             ($87,186)     $2,145,414   $2,058,228

BALANCE AT JANUARY 1, 2001            ($87,950)     $2,069,792   $1,981,842

NET INCOME                               3,228         319,562      322,790
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)

BALANCE AT MARCH 31, 2001             ($87,146)     $2,149,354   $2,062,208


See accompanying notes to financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                       March 31,          March 31,
                                          2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 322,790          $ 150,791

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Depreciation                           1,000            127,327

    Changes in assets and
	liabilities:
     Increase(decrease) in
     liabilities                          30,886            (25,965)

Net cash provided by
   operating activities                  354,676            252,153

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property
       and equipment                     (18,124)                 0


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (242,424)          (242,424)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       94,128              9,729

CASH AND CASH EQUIVALENTS:

     At beginning of period              468,842            525,003
     At end of period                  $ 562,970          $ 534,732


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

DSI Realty Income Fund VII (the "Partnership"), has two general partners (DSI Properties, Inc., and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The accompanying financial information as of March 31, 2001, and for the periods ended March 31, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at March 31, 2001, is as follows:

        Land                                 $  2,089,800
        Buildings and equipment                 7,703,647
        Equipment                                  60,760
        Total                                   9,854,207
        Less: Accumulated Depreciation        ( 7,747,283)
        Property - Net                       $  2,106,924

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.