Form 10-Q
period 2001-06-30
DSI REALTY INCOME FUND VII
filed 2001-08-15
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2001                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2001                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer







                                 July 31, 2001

                   QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month period ended June 30, 2001, and 2000, total revenues increased 10.0% from $584,337 to $642,992 and total expenses decreased 26.4% from $398,031 to $293,122 and other income decreased from $2,065 to $1,194.
As a result, net income increased 86.4% from $188,371 for the three-month period ended June 30, 2000, to $351,064 for the same period in 2001. Rental revenue increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 92.4% for the three-month period ended June 30, 2001 and 87.1% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $103,400 (30.2%) primarily as a result of decreases in depreciation and maintenance and repair expenses, partially off-set by increases property management fees and salaries and wage expenses. Property management fees, which are based on rental income, increased as a result of the increase in rental revenue. There was a substantial decrease in depreciation expense, as the Partnership's properties are fully depreciated. General and administrative expenses remained relatively constant.

For the six month periods ended June 30, 2001, and 2000, total revenues increased 11.8% from $1,125,864 to $1,258,676 and total expenses decreased 25.7% from $790,475 to 587,466 and other income decreased from $3,773 to $2,644. As a result, net income increased 98.7% from $339,162 for the six months ended June 30, 2000, to $673,854 for the same period in 2001. Rental revenue increased primarily as a result of higher occupancy and unit rental rates. Operating expenses decreased approximately $200,900 (30.0%) primarily due to decreases in yellow pages advertising costs, workers compensation insurance expenses and depreciation, partially offset by increases in property management fees, salaries and wage and security alarm services expenses. The increase in property management fees and decrease in depreciation was discussed above. General and administrative expenses remained relatively constant.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President






                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000

                                          June 30,       December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  611,017       $  468,842
PROPERTY, Net                             2,089,800        2,089,800

OTHER ASSETS                                 52,588           44,588

TOTAL                                    $2,753,405       $2,603,230


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES                              $  582,557       $  621,388

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (86,059)         (87,950)
     Limited Partners                     2,256,907        2,069,792

  Total partners' equity                  2,170,848        1,981,842

TOTAL                                    $2,753,405       $2,603,230

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                          June 30,          June 30,
                                            2001              2000

REVENUES:

Rental income                            $  642,992        $  584,337

EXPENSES:

Operating                                   238,910           342,332
General and administrative                   54,212            55,699
     Total expenses                         293,122           398,031

OPERATING INCOME                         $  349,870        $  186,306

OTHER INCOME
  Interest                                    1,194             2,065


NET INCOME                               $  351,064        $  188,371


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  347,553        $  186,487
    General Partners                          3,511             1,884

TOTAL                                    $  351,064        $  188,371

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.48        $     7.77


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                          June 30,           June 30,
                                            2001               2000

REVENUES:
Rental                                   $1,258,676        $1,125,864

EXPENSES:
Operating                                   478,214           669,354
General and administrative                  119,056           121,121
Total expenses                              597,270           790,475

OPERATING INCOME                         $  661,406        $  335,389

OTHER INCOME
  Interest                                    2,644             3,773

NET INCOME                               $  664,050        $  339,162


AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  667,115         $ 335,770
 General Partners                             6,739             3,392
TOTAL                                    $  673,854         $ 339,162

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $27.80            $13.99

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000


See accompanying notes to financial statements (unaudited)




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL




BALANCE AT JANUARY 1, 2000            ($86,270)     $2,236,131   $2,149,861

NET INCOME                               3,392         335,770      339,162
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)

BALANCE AT JUNE 30, 2000              ($87,726)     $2,091,901   $2,004,175

BALANCE AT JANUARY 1, 2001            ($87,950)     $2,069,792   $1,981,842

NET INCOME                               6,739         667,115      673,854
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)

BALANCE AT JUNE 30, 2001              ($86,059)     $2,256,907   $2,170,848


See accompanying notes to financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                        June 30,          June 30,
                                          2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 673,854          $ 339,162

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Depreciation                               0            254,653

    Changes in assets and
	liabilities:

     Increase in other assets             (8,000)                 0

     Decrease in liabilities             (38,831)           (19,956)

Net cash provided by
   operating activities                  619,219            573,859


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (484,848)          (484,848)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     142,175             89,011

CASH AND CASH EQUIVALENTS:

     At beginning of period              468,842            525,003
     At end of period                  $ 611,017          $ 614,014


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

The accompanying financial information as of June 30, 2001, and for the periods ended June 30, 2001, and 2000, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at June 30, 2001, is as follows:

        Land                                 $  2,089,800
        Buildings and equipment                 7,685,522
        Equipment                                  60,760
        Total                                   9,836,082
        Less: Accumulated Depreciation        ( 7,746,282)
        Property - Net                       $  2,089,800

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.