Form 10-Q
period 2001-09-30
DSI REALTY INCOME FUND VII
filed 2001-11-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2001.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2001.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2001             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2001             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer



                                October 31, 2001

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2001 and 2000, total revenues increased 7.1% from $613,355 to $657,158 and total expenses decreased 35.8% from $457,784 to $293,879 and other income decreased from $2,198 to $959. As a result, net income increased 130.9% from $157,769 for the three-month period ended September 30, 2000, to $364,238 for the same period in 2001. Rental revenue increased primarily as a result of hiher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 89.6% for the three-month period ended September 30, 2001 and 90.8% for the same period in 2000. The Partnership is continuing its its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $179,800 (42.9%) primarily as a result of decreases in depreciation, maintenance and repair, salaries and wages and security alarm service expenses, partially off-set by an increase in property management fees. Property management fees, which are based on rental income, increased as a result of the increase in rental revenue. There was a substantial decrease in depreciation expense, as the Partnership's properties are fully depreciated. General and administrative expenses in-creased approximately $15,900 (41.3%) primarily as a result of an increase in incentive management fees. Incentive management fees, which are based on cash available for distributions, increased as a result of the increase in net income.

For the nine-month periods ended September 30, 2001, and 2000, total revenues increased 10.2% from $1,739,219 to $1,915,834 and total expenses decreased 29.4% from $1,248,259 to $881,345 and other income decreased from $5,971 to $3,603. As a result, net income increased 108.9% from $496,931 for the nine months ended September 30, 2000, to $1,038,092 for the same period in 2001. Rental revenue increased primarily as a result of high unit rental rates. Operating expenses decreased approximately $380,800 (35.0%) primarily due to decreases in yellow pages advertising costs, maintenance and repair, office supplies, workers compensation insurance expenses and depreciation, partially offset by increases in property management fees, salaries and wages and security alarm service expenses. The increase in property management fees and decrease in depreciation was discussed above. General and administrative expenses increased approximately $13,900 (8.7%) for the reason discussed above.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                        September 30,     December 31,
                                            2001             2000
ASSETS

CASH AND CASH EQUIVALENTS                $  791,143       $  468,842
PROPERTY, Net                             2,089,800        2,089,800
OTHER ASSETS                                 52,588           44,588

TOTAL                                    $2,933,531       $2,603,230

LIABILITIES AND PARTNERS' EQUITY(DEFICIT)

LIABILITIES                              $  640,869       $  621,388

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (84,841)         (87,950)
     Limited Partners                     2,377,503        2,069,792

  Total partners' equity                  2,292,662        1,981,842

TOTAL                                    $2,933,531       $2,603,230

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                        September 30,     September 30,
                                            2001              2000

REVENUES:

Rental                                   $  657,158        $  613,355

EXPENSES:

Operating                                   239,437           419,268
General and administrative                   54,442            38,516
     Total expenses                         293,879           457,784

OPERATING INCOME                         $  363,279        $  155,571

OTHER INCOME
  Interest                                      959             2,198

NET INCOME                                  364,238           157,769

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  360,596        $  156,191
    General partners                          3,642             1,578

TOTAL                                    $  364,238        $  157,769

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    15.02        $     6.51

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                September 30,   September 30,
                                    2001           2000


REVENUES:
Rental                          $1,915,834       $1,739,219

EXPENSES:
Operating                          707,847        1,088,622
General and administrative         173,498          159,637
Total expenses                     881,345        1,248,259

OPERATING INCOME                $1,034,489         $490,960

OTHER INCOME
  Interest                           3,603            5,971

NET INCOME                       1,038,092          496,931

AGGREGATE NET INCOME ALLOCATED TO:
Limited partners                 1,027,711          491,962
General partners                    10,381            4,969
TOTAL                            1,038,092          496,931

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                  $42.82           $20.50

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION       24,000           24,000

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000            ($86,270)     $2,236,131   $2,149,861

NET INCOME                               4,969         491,962      496,931
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)

BALANCE AT SEPTEMBER 30, 2000         ($88,573)     $2,008,093   $1,919,520

BALANCE AT JANUARY 1, 2001            ($87,950)     $2,069,792   $1,981,842

NET INCOME                              10,381       1,027,711    1,038,092
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)

BALANCE AT SEPTEMBER 30, 2001         ($84,841)     $2,377,503   $2,292,662


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                      September 30,     September 30,
                                          2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,038,092          $ 496,931

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Depreciation                               0            381,980

    Changes in assets and
   	liabilities:

     Increase in other assets             (8,000)                 0
     Increase in liabilities:             19,481             42,237

Net cash provided by
   operating activities                1,049,573            921,148


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (727,272)          (727,272)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      322,301            193,876

CASH AND CASH EQUIVALENTS:

     At beginning of period              468,842            525,003
     At end of period                  $ 791,143          $ 718,879


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

The accompanying financial information as of September 30, 2001, and for the periods ended September 30, 2001, and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at September 30, 2001, is as follows:


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