Form 10-Q
period 2002-03-31
DSI REALTY INCOME FUND VII
filed 2002-05-15
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 26, 2002               DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 26, 2002               DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer



                                April 26, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2002 and 2001, total revenues increased 9.1% from $615,684 to $671,743, total expenses increased 7.9% from $294,344 to $317,483 and other income decreased from $1,450 to $244. As a result, net income increased 9.8% from $322,790 for the three-month period ended March 31, 2001, to $354,504 for the same period in 2002. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.3% for the three month period ended March 31, 2002, and 90.7% for the period in 2001. Rental revenue increased as a result of higher unit rental rates. The Partnership is continuing its marketing effort to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $17,600 (7.7%) primarily as a result of increases in property management fees, office supplies, salaries and wages and workers compensation insurance expenses, partially offset by decreases in repairs and maintenance and security alarm services expenses. General and administrative expenses increased approximately $5,600 (8.6%) primarily as a result of increases in incentive management fees and equipment and computer lease expenses.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from ManKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the units in the Partnership. The General Partners have determined that the hostile tender offer is not in the best interests of the Limited Partners, that the tender offer is grossly inadequate given the performance history of the Limited Partnership and the inherent value of the units, and recommend that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President



                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2002 AND DECEMBER 31, 2001



                                          March 31,      December 31,
                                            2002             2001

ASSETS

CASH AND CASH EQUIVALENTS                $  625,280       $  530,721
PROPERTY, NET                             2,089,800        2,089,800

OTHER ASSETS                                 76,413           76,413

TOTAL                                    $2,791,493       $2,696,934


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES                              $  592,852       $  610,373

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (85,782)         (86,903)
     Limited Partners                     2,284,423        2,173,464

  Total partners' equity                  2,198,641        2,086,561

TOTAL                                    $2,791,493       $2,696,934

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                          March 31,         March 31,
                                            2002              2001

REVENUES:

Rental Income                            $  671,743        $ 615,684

EXPENSES:

Operating                                   247,053           229,500
General and administrative                   70,430            64,844
     Total expenses                         317,483           294,344


OPERATING INCOME                         $  354,260        $  321,340

OTHER INCOME
     Interest                                   244             1,450

NET INCOME                               $  354,504        $  322,790


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  350,959        $  319,562
    General partners                          3,545             3,228

TOTAL                                    $  354,504        $  322,790

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.62        $     13.32


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002            ($86,903)     $2,173,464   $2,086,561

NET INCOME                               3,545         350,959      354,504
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)

BALANCE AT MARCH 31, 2002             ($85,782)     $2,284,423   $2,198,641


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001



                                       March 31,          March 31,
                                          2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 354,504          $ 322,790

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Depreciation                               0              1,000

    Changes in assets and
	liabilities:
   (Decrease)increase in
     liabilities                         (17,521)            30,886

Net cash provided by
   operating activities                  336,983            354,676

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property
       and equipment                                        (18,124)


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (242,424)          (242,424)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       94,559             94,128

CASH AND CASH EQUIVALENTS:

     At beginning of period              530,721            468,842
     At end of period                  $ 625,280          $ 562,970


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

The accompanying financial information as of March 31, 2002, and for the periods ended March 31, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at March 31, 2002, is as follows:

        Land                                 $  2,089,800
        Buildings and improvements              7,685,522
        Equipment                                  60,760
        Total                                   9,836,082
        Less: Accumulated Depreciation        ( 7,746,282)
        Property - Net                       $  2,089,800

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.