Form 10-Q
period 2002-06-30
DSI REALTY INCOME FUND VII
filed 2002-08-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2002                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2002                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer






                                 July 31, 2002

                   QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month period ended June 30, 2002, and 2001, total revenues decreased 0.9% from $642,992 to $637,269 and total expenses increased 12.8% from $293,122 to $330,618 and other income decreased from $1,194 to $259.
As a result, net income decreased 12.6% from $351,064 for the three-month period ended June 30, 2001, to $306,910 for the same period in 2002. Rental revenue decreased primarily as a result of lower occupancy rates, partially offset by higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 88.8% for the three-month period ended June 30, 2002 and 92.4% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $18,300 (7.7%) primarily as a result of increases in office supplies, workers compensation insurance and bank and credit card fees expenses, partially offset by decreases in advertising and salaries and wages expenses. General and administrative expenses increased approximately $19,200 (35.5%) primarily as a result of increases in legal and professional and equipment and computer lease.

For the six month periods ended June 30, 2002, and 2001, total revenues increased 4.0% from $1,258,676 to $1,309,012 and total expenses increased 10.3% from $587,466 to $648,101 and other income decreased from $2,644 to $503. As a result, net income decreased 1.8% from $673,854 for the six months ended June 30, 2001, to $661,414 for the same period in 2002. Rental revenue increased primarily as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $35,800 (7.7%) primarily due to increases in telephone, property management fees, office supplies, workers compensation insurance, bank and credit card fees and postage expenses, partially offset by decreases in maintenance and repair and security alarm services expenses. Property management fees, which are based on rental in-come, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $24,800 (20.8%) primarily for the reasons discussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 74 Units representing 0.308% of the outstanding Units of the Partnership.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2002 AND DECEMBER 31, 2001

                                          June 30,       December 31,
                                            2002             2001
ASSETS

CASH AND CASH EQUIVALENTS                $  686,179       $  530,721
PROPERTY, Net                             2,089,800        2,089,800

OTHER ASSETS                                 73,743           76,413

TOTAL                                    $2,849,722       $2,696,934


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES                              $  586,595       $  610,373

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (85,137)         (86,903)
     Limited Partners                     2,348,264        2,173,464

  Total partners' equity                  2,263,127        2,086,561

TOTAL                                    $2,849,722       $2,696,934

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                          June 30,          June 30,
                                            2002              2001

REVENUES:

Rental                                   $  637,269        $  642,992

EXPENSES:

Operating                                   257,178           238,910
General and administrative                   73,440            54,212
     Total expenses                         330,618           293,122

OPERATING INCOME                         $  306,651        $  349,870

OTHER INCOME
  Interest                                      259             1,194


NET INCOME                               $  306,910        $  351,064


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  303,841        $  347,553
    General Partners                          3,069             3,511

TOTAL                                    $  306,910        $  351,064

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.66        $    14.48


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                          June 30,           June 30,
                                            2002               2001

REVENUES:
Rental                                   $1,309,012        $1,258,676

EXPENSES:
Operating                                   504,231           468,410
General and administrative                  143,870           119,056
Total expenses                              648,101           587,466

OPERATING INCOME                         $  660,911        $  671,210

OTHER INCOME
  Interest                                      503             2,644

NET INCOME                               $  661,414        $  673,854


AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  654,800         $ 667,115
 General Partners                             6,614             6,739
TOTAL                                    $  661,414         $ 673,854

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $27.28            $27.80

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000


See accompanying notes to financial statements (unaudited)




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2002            ($86,903)     $2,173,464   $2,086,561

NET INCOME                               6,614         654,800      661,414
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)

BALANCE AT JUNE 30, 2002              ($85,137)     $2,348,263   $2,263,127



See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                        June 30,          June 30,
                                          2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 661,414          $ 673,854

Adjustments to reconcile net
   income to net cash provided
   by operating activities:


    Changes in assets and
	liabilities:

     Decrease(increase)in other assets     2,670             (8,000)

     Decrease in liabilities             (23,778)           (38,831)

Net cash provided by
   operating activities                  640,306            627,023


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (484,848)          (484,848)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     155,458            142,175

CASH AND CASH EQUIVALENTS:

     At beginning of period              530,721            468,842
     At end of period                  $ 686,179          $ 611,017


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

The accompanying financial information as of June 30, 2002, and for the periods ended June 30, 2002, and 2001, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at June 30, 2002, is as follows:


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


DSI REALTY INCOME FUND VII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties Inc. (corporate General Partner) of DSI REALTY INCOME FUND VII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



ROBERT J. CONWAY, CEO                        RICHARD P. CONWAY, VP