Form 10-Q
period 2002-09-30
DSI REALTY INCOME FUND VII
filed 2002-11-13
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2002,which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2002.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2002             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2002             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer



                                October 31, 2002

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2002 and 2001, total revenues increased 0.3% from $657,158 to $658,822 and total expenses increased 8.9% from $293,879 to $320,133 and other income decreased from $959 to $275. As a result, net income decreased 6.9% from $364,238 for the three-month period ended September 30, 2001, to $338,964 for the same period in 2002. Rental revenue remained constant, as a decrease in occupancy rates was offset by higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 85.6% for the three-month period ended September 30, 2002 and 89.6% for the same period in 2001. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $30,300 (12.7%) primarily as a result of increases in advertising, maintenance and repair, workers compensation insurance and postage. General and administrative expenses remained relatively constant.

For the nine-month periods ended September 30, 2002, and 2001, total revenues increased 2.7% from $1,915,834 to $1,967,834 and total expenses increased 9.9% from $881,345 to $968,234 and other income decreased from $3,603 to $778. As a result, net income decreased 3.6% from $1,038,092 for the nine months ended September 30, 2001, to $1,000,378 for the same period in 2002. Rental revenue increased primarily as a result of higher occupancy rates partially offset by lower unit rental rates. Operating expenses increased approximately $66,100 (9.3%) primarily due to increases in advertising, telephone, maintenance and repair, property management fees, office supplies, workers compensation in-surance, bank and credit card fees and postage expenses, partially offset by decreases in security alarm service and postage expenses. Property management fees, which are based on rental income, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $20,800 (12.0%) primarily as a result of increases in legal and professional and equipment and computer lease expenses.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly in-adequate given the performance history of the Limited Partnership and the in-herent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 74 Units representing 0.308% of the outstanding Units of the Partner-ship.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                        September 30,     December 31,
                                            2002             2001

ASSETS

CASH AND CASH EQUIVALENTS                $  835,157       $  530,721
PROPERTY, Net                             2,089,800        2,089,800
OTHER ASSETS                                 73,743           76,413

TOTAL                                    $2,998,700       $2,696,934

LIABILITIES AND PARTNERS' EQUITY(DEFICIT)

LIABILITIES                              $  639,033       $  610,373

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (84,171)         (85,903)
     Limited Partners                     2,443,838        2,173,464

  Total partners' equity                  2,359,667        2,086,561

TOTAL                                    $2,998,700       $2,696,934

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                        September 30,     September 30,
                                            2002              2001

REVENUES:

Rental                                   $  658,822        $  657,158

EXPENSES:

Operating                                   269,704           239,437
General and administrative                   50,429            54,442
     Total expenses                         320,133           293,879

OPERATING INCOME                         $  338,689        $  363,279

OTHER INCOME
  Interest                                      275               959

NET INCOME                                  338,964           364,238

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  335,574        $  360,596
    General partners                          3,390             3,642

TOTAL                                    $  338,964        $  364,238

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.98        $    15.02

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                September 30,   September 30,
                                    2002           2001


REVENUES:
Rental                          $1,967,834       $1,915,834

EXPENSES:
Operating                          773,935          707,847
General and administrative         194,299          173,498
Total expenses                     968,234          881,345

OPERATING INCOME                $  999,600       $1,034,489

OTHER INCOME
  Interest                             778            3,603

NET INCOME                       1,000,378        1,038,092

AGGREGATE NET INCOME ALLOCATED TO:
Limited partners                   990,374        1,027,711
General partners                    10,004           10,381
TOTAL                            1,000,378        1,038,092

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                  $41.27           $42.82

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION       24,000           24,000

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2002            ($86,903)     $2,173,464   $2,086,561

NET INCOME                              10,004         990,374    1,000,378
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)

BALANCE AT SEPTEMBER 30, 2002         ($84,171)     $2,443,838   $2,359,667


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                      September 30,     September 30,
                                          2002              2001


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $1,000,378         $1,038,092

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Changes in assets and
   	liabilities:

     Decrease(increase)in other assets     2,670             (8,000)
     Increase in liabilities:             28,660             19,481

Net cash provided by
   operating activities                1,031,708          1,049,573


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (727,272)          (727,272)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      304,436            322,301

CASH AND CASH EQUIVALENTS:

     At beginning of period              530,721            468,842
     At end of period                  $ 835,157          $ 791,143


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

The accompanying financial information as of September 30, 2002, and for the periods ended September 30, 2002, and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at September 30, 2002, is as follows:


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


4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


DSI REALTY INCOME FUND VII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



     ROBERT J. CONWAY, CEO                  RICHARD P. CONWAY, VP



      CERTIFICATIONS


I, Robert Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Robert Conway
President


      CERTIFICATIONS


I, Richard Conway, certify that:

1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Richard Conway
Vice President