Form 10-K
period 2002-12-31
DSI REALTY INCOME FUND VII
filed 2003-04-01
CIK 719581

DSI REALTY INCOME FUND VII



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2002. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 2002 and December 31, 2001 were as follows:


Location of Property       Average Occupancy         Average Occupancy Level
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 2002             Dec. 31, 2001

Chico, California               93%                       95%

Fairfield, California           86%                       91%

Ft. Collins, Colorado           81%                       87%

LaVerne, California             89%                       90%

Littleton, Colorado             82%                       87%

Riverside, California           86%                       91%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.



Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2002 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 885 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $13.85 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $13.23 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $13.22 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $11.37.



Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, 2000, 1999, and 1998
         --------------------------------------------------------------------
                     2002         2001         2000         1999        1998
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,614,292   $2,597,851   $2,351,050   $2,179,398   $2,158,172

TOTAL
EXPENSES           1,320,183    1,210,651    1,237,093    1,556,719    1,483,535
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,294,109   $1,387,200   $1,113,957   $  622,679   $  674,637
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,650,108   $2,696,934   $2,603,230   $2,751,925   $3,175,348
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
(USED IN):
OPERATING         $1,310,542   $1,344,360   $1,231,203   $1,191,273   $1,179,538
INVESTING                -            -         (5,388)     (23,425)         -
FINANCING         (1,343,293)  (1,282,481)  (1,281,976)  (1,101,945) (1,220,732)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    53.38   $    57.22   $    45.95   $    25.69   $    27.83
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    55.41   $    52.90   $    52.88   $    45.46   $    50.36
                  ==========   ==========   ==========   ==========   ==========



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     Total revenues increased from $2,593,700 in 2001 to $2,613,254 in 2002, while total expenses increased from $1,210,651 to $1,320,183 and other income decreased from $4,151 to $1,038 resulting in a decrease in net income from $1,387,200 to $1,294,109. Rental revenue remained constant, as a decrease in occupancy rates was offset bv higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 86.2% for the year ended December 31, 2002 and 90.0% for the year ended December 31, 2001. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $42,300 (5.3%) increase in operating expenses was due primarily to increases in yellow pages advertising costs, real estate tax and workers compensation insurance expenses, partially offset by decreases in repairs and maintenance and security alarm services expenses. General and administrative expenses increased approximately $61,600 (41.4%) primarily as a result of increases in legal and professional equipment and computer lease and office supplies expenses. General Partners' incentive management fees remained relatively constant. Property management fees, which are based on revenue, also remained relatively constant.


2001 COMPARED TO 2000

     Total revenues increased from $2,342,500 in 2000 to $2,593,700 in 2001, while total expenses decreased from $1,237,093 to $1,210,651 and other income decreased from $8,550 to $4,151 resulting in an increase in net income from $1,113,957 to $1,387,200. The approximate $251,200 (10.7%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 90.0% for the year ended December 31, 2001 and 86.9% for the year ended December 31, 2000. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $50,000 (6.7%) increase in operating expenses was due primarily to an increase in yellow pages advertising costs, maintenance and repair, salaries and wages expenses, partially offset by a decrease in workers compensation insurance expense. General and administrative expenses remained relatively constant. General Partners' incentive management fees increased approximately $14,700 (12.1%). Property management fees, which are based on revenue, increased as a result of the increase in rental revenue.

     Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies accounting services and computer expenses.



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $33,800 (2.5%) in 2002 compared to 2001 primarily due to the decrease in net income, partially offset by an increase in incentive mangement fee payable to general partners and a decrease in other assets. Net cash provided by operat-ing activities increased approximately $113,200 (9.2%) in 2001 compared to 2000 primarily due to the increase in net income, partially offset by decreases in depreciation and other liabilities and an increase in other assets.

    Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 3.0, 2.5%, and 2.5% of capital contributed by Limited Partners, were declared and paid on December 15, 2002, 2001, and 2000, respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini-storage facilities in the year 1999. The Partnership has no material commitments for capital expenditures.

     On April 22, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners determined that the hostile tender offer was not in the best interests of the Limited Partners, that the offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The
General Partners' initial determination regarding the offer has not changed. Prior to the expiration date of the offer, Limited Partners tendered 74 Units representing 0.308% of the outstanding Units of the Partnership.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


Summarized quarterly financial data for the years ended December 31, 2002 and 2001 was as follows:

                                            2002 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $671,743   $637,269   $658,822        $645,420

Net income                  354,504    306,910    338,964         293,731

Net income per
  limited partnership unit $  14.62   $  12.66   $  13.98        $  12.12

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000



                                            2001 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $615,684   $642,992   $657,158        $677,866

Net income                  322,790    351,064    364,238         349,108

Net income per
limited partnership unit    $ 13.32    $ 14.48    $ 15.02         $ 14.40

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000






Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
     Item 8, Part II hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2002, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 69 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 73 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 79 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information: (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2002, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2002, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2002.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2003
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2003
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2003
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2003
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2002

         --------------------------------------------------------------------
                     2002         2001         2000         1999        1998
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,614,292   $2,597,851   $2,351,050   $2,179,398   $2,158,172

TOTAL
EXPENSES           1,320,183    1,210,651    1,237,093    1,556,719    1,483,535
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,294,109   $1,387,200   $1,113,957   $  622,679   $  674,637
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,650,108   $2,696,934   $2,603,230   $2,751,925   $3,175,348
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
(USED IN):
OPERATING         $1,310,542   $1,344,360   $1,231,203   $1,191,273   $1,179,538
INVESTING                -            -         (5,388)     (23,425)         -
FINANCING         (1,343,293)  (1,282,481)  (1,281,976)  (1,101,945) (1,220,732)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    53.38   $    57.22   $    45.95   $    25.69   $    27.83
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    55.41   $    52.90   $    52.88   $    45.46   $    50.36
                  ==========   ==========   ==========   ==========   ==========






The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2002.


                                                         Net          Partners'
                                                        Income         Equity

Per financial statements                             $ 1,294,109    $ 2,037,377
Excess book depreciation                                (213,114)       (14,504)
Accrued property taxes                                    (9,959)       (97,282)
Deferred rental revenues                                  18,658         85,723
Accrued distributions to partners                                       242,415
Accrued incentive management fees                                       221,117
Acquisition costs capitalized
  for tax purposes                                                      218,274
State taxes                                              (10,754)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,078,940    $ 2,693,120
                                                     ===========    ===========
Net taxable income per
limited partnership unit                             $     44.51
                                                     ===========



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page


   Independent Auditors' Report                                              F-1

FINANCIAL STATEMENTS:

    Balance Sheets at December 31, 2002 and 2001                             F-2

    Statements of Income for the Three Years Ended December 31, 2002         F-3

    Statements of Changes in Partners' Equity (Deficit)for the Three Years
    Ended December 31, 2002                                                  F-4

    Statements of Cash Flows for the Three Years Ended December 31, 2002     F-5

    Notes to Financial Statements                                            F-6

SUPPLEMENTAL SCHEDULE:

    Schedule IIII - Real Estate and Accumulated Depreciation                 F-9

SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.


CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evalu-ation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the inform-ation required to be disclosed by the Parnership it its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



INDEPENDENT AUDITORS' REPORT
Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California limited partnership (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the respons-ibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule,m when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
February 3, 2003




DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


ASSETS                                                  2002             2001

CASH AND CASH EQUIVALENTS                           $   497,970      $  530,721

PROPERTY, net (Note 3)                                2,089,800       2,089,800

OTHER ASSETS                                             62,338          76,413
                                                    -----------      -----------
TOTAL                                               $ 2,650,108      $2,696,934
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               262,508          235,415
Property management fees payable                         10,078           10,928
Customer deposits and other liabilities                  97,721          121,606
                                                    -----------      -----------
Total liabilities                                       612,731          610,373
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 4):
General partners                                        (87,395)        (86,903)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2002 and 2001)                        2,124,772       2,173,464
                                                   ------------      -----------
Total partners' equity                                2,037,377       2,086,561
                                                   ------------      -----------
TOTAL                                               $ 2,650,108     $ 2,696,934
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                               2002         2001         2000

REVENUES:
Rental                                      $2,613,254   $2,593,700   $2,342,500
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                                            101,811
 Operating                                     839,143      796,881      746,863
 General and administrative                    210,413      148,844      148,662
 General partners' incentive
  management fee (Note 4)                      140,588      136,432      121,700
 Property management fee                       130,039      128,494      118,057
                                            ----------   ----------   ----------
Total expenses                               1,320,183    1,210,651    1,237,093
                                            ----------   ----------   ----------
OPERATING INCOME                             1,293,071    1,383,049    1,105,407

OTHER INCOME-
 Interest income                                 1,038        4,151        8,550
                                            ----------   ----------   ----------
NET INCOME                                  $1,294,109   $1,387,200   $1,113,957
                                            ==========   ==========   ==========

AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,281,168   $1,373,328   $1,102,817
General partners                                12,941       13,872       11,140
                                            ----------   ----------   ----------
TOTAL                                       $1,294,109   $1,387,200   $1,113,957
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    53.38   $    57.22   $    45.95
                                            ==========   ==========   ==========

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 2000               $(86,270)    $ 2,236,131     $ 2,149,861

 Net income                              11,140       1,102,817       1,113,957

 Distributions                          (12,820)     (1,269,156)     (1,281,976)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2000             $(87,950)    $ 2,069,792     $ 1,981,842

 Net income                              13,872       1,373,328       1,387,200

 Distributions                          (12,825)     (1,269,656)     (1,282,481)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2001             $(86,903)    $ 2,173,464     $ 2,086,561

 Net income                              12,941       1,281,168       1,294,109

 Distributions                          (13,433)     (1,329,860)     (1,343,293)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(87,395)    $ 2,124,772     $ 2,037,377
                                       =========    ===========     ===========


See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                            2002          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,294,109   $ 1,387,200   $ 1,113,957
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                                                          101,811
 Changes in assets and liabilities:
  Other assets                               14,075       (31,825)       (3,889)
  Incentive management fee
  payable to general partners                27,093           (96)        9,742
  Property management fees payable             (850)          281         1,495
  Customer deposits and
   other liabilities                        (23,885)      (11,200)        8,087
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,310,542     1,344,360     1,231,203

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                                    (5,388)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,343,293)   (1,282,481)   (1,281,976)

                                        -----------   -----------   ------------
NET(DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (32,751)       61,879       (56,161)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        530,721       468,842       525,003
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   497,970   $   530,721   $   468,842
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2002


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

        The Partnership has acquired six mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Ft. Collins and Littleton, Colorado. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements that are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the rent-ing or leasing of storage compartments and sale of locks.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

        Property and Depreciation - Property was recorded at cost and is composed primarily of mini-storage facilities. Depreciation was provided using the straight-line method over an estimated useful life of 15 years for the facilities. Building improvements were depreciated over a five-year period.

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose is $655,743.

        Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements are usually less than one year.

        Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

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

        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair market value of the property. No impairment losses were required in 2002, 2001 and 2000.

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

        Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following pronouncements: Statements of Financial Account-ing Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets; SFAS No 145, Rescission of FASB Statements No. 4, 44, 64 and Amendment of FASB Statement No. 13, and Technical Correc-tions. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partnership believes the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Enti-ties, will have on its financial statements.

3.      PROPERTY

        The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2002            2001

       Land                                   $ 2,089,800     $ 2,089,800
       Buildings and improvements               7,746,282       7,746,282
                                              -----------     -----------

       Total                                    9,836,082       9,836,082
       Less accumulated depreciation           (7,746,282)     (7,746,282)
                                              -----------     -----------

       Property, net                          $ 2,089,800     $ 2,089,800
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






DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  932,373   $ 6,670         $209,700  $  939,043  $1,148,743    939,043  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,267,896    13,047          264,500   1,280,944   1,545,444  1,280,944  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,396,960     8,643          375,100   1,405,605   1,780,705  1,405,605  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,391,210    14,289          356,000   1,405,497   1,761,497  1,405,497  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,972    11,162          453,250   1,255,133   1,708,383  1,255,133  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,811    36,247          431,250   1,460,060   1,891,310  1,460,060  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,656,224  $ 90,058       $2,089,800  $7,746,282  $9,836,082 $7,746,282
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance,  December 31, 1999            $ 9,830,694     $7,644,471
                 Additions                                  5,388        101,811
                                                      -----------     ----------
               Balance, December 31, 2000             $ 9,836,082     $7,746,282
                 Additions                                  -              -
                                                      -----------     ----------
               Balance, December 31, 2001             $ 9,836,082     $7,746,282
                 Additions
                                                      -----------     ----------
               Balance, December 31, 2002             $ 9,836,082     $7,746,282
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

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND VII
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President


                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund VII;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund VII;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    February 3, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    February 3, 2003