Form 10-Q
period 2003-06-30
DSI REALTY INCOME FUND VII
filed 2003-08-13
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2003 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2003                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2003                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer






                                 July 31, 2003

                   QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended June 30, 2003, and 2002, total revenues increased 1.8% from $637,269 to $648,778 and total expenses decreased 1.6% from $330,618 to $325,298 and other income decreased from $259 to $137. As a result, net income increased 5.4% from $306,910 for the three-month period ended June 30, 2002, to $323,617 for the same period in 2003. Rental revenue remained relatively constant. Occupancy levels for the Partnership's six mini-storage facilities averaged 89.1% for the three-month period ended June 30, 2003 and 88.8% for the same period in 2002. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained constant as increases in advertising, real estate tax and salaries and wages expenses was offset by decreases in maintenance and repair, office supplies and workers compensation insurance expenses. General and administrative expenses decreased approx-imately $8,100 (11.0%) primarily as a result of a decrease in equipment and computer lease expense.

For the six-month periods ended June 30, 2003, and 2002, total revenues decreased 0.7% from $1,309,012 to $1,299,482 and total expenses decreased 1.7% from $648,101 to $637,309 and other income decreased from $503 to $303. As a result, net income increased 0.2% from $661,414 for the six months ended June 30, 2002, to $662,476 for the same period in 2003. Rental revenue re-mained relatively constant. Operating expenses remained constant as increases in advertising, telephone and real estate tax expenses was offset by decreases in maintenance and repair, office supplies and workers compensation insurance. General and administrative expenses decreased approximately $6,300 (4.4%) as a result of relatively insignificant fluctuations in various accounts.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly inadequate given the performance history of the Limited Partnership and the inherent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners initial determination regarding the offer did not change. Prior to the expiration date of the offer, Limited Partners tendered 74 Units representing 0.308% of the outstanding Units of the Partnership.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2003 AND DECEMBER 31, 2002

                                          June 30,       December 31,
                                            2003             2002
ASSETS

CASH AND CASH EQUIVALENTS                $  641,529       $  497,970
PROPERTY, Net                             2,089,800        2,089,800

OTHER ASSETS                                 62,338           62,338

TOTAL                                    $2,793,667       $2,650,108


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES                              $  578,662       $  612,731

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (85,618)         (87,395)
     Limited Partners                     2,300,623        2,124,772

  Total partners' equity                  2,215,005        2,037,377

TOTAL                                    $2,793,667       $2,650,108


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002


                                          June 30,          June 30,
                                            2003              2002

REVENUES:

Rental                                   $  648,778        $  637,269

EXPENSES:

Operating                                   259,982           257,178
General and administrative                   65,316            73,440
     Total expenses                         325,298           330,618

OPERATING INCOME                         $  323,480        $  306,651

OTHER INCOME
  Interest                                      137               259


NET INCOME                               $  323,617        $  306,910


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  320,381        $  303,841
    General Partners                          3,236             3,069

TOTAL                                    $  323,617        $  306,910

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.35        $    12.66


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                          June 30,           June 30,
                                            2003               2002

REVENUES:
Rental                                   $1,299,482        $1,309,012

EXPENSES:
Operating                                   499,756           504,231
General and administrative                  137,553           143,870
Total expenses                              637,309           648,101

OPERATING INCOME                         $  662,173        $  660,911

OTHER INCOME
  Interest                                      303               503

NET INCOME                               $  662,476        $  661,414


AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  655,851         $ 654,800
 General Partners                             6,625             6,614
TOTAL                                    $  662,476         $ 661,414

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $27.33            $27.28

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000


See accompanying notes to financial statements (unaudited)




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003            ($87,395)     $2,124,772   $2,037,377

NET INCOME                               6,625         655,851      662,476
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)

BALANCE AT JUNE 30, 2003              ($85,618)     $2,300,623   $2,215,005



See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                        June 30,          June 30,
                                          2003              2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 662,476          $ 661,414

Adjustments to reconcile net
   income to net cash provided
   by operating activities:


    Changes in assets and
	liabilities:

     Decrease in assets                        0              2,670

     Decrease in liabilities             (34,069)           (23,778)

Net cash provided by
   operating activities                  628,407            640,306


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (484,848)          (484,848)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     143,559            155,458

CASH AND CASH EQUIVALENTS:

     At beginning of period              497,970            530,721
     At end of period                  $ 641,529          $ 686,179


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

The accompanying financial information as of June 30, 2003, and for the periods ended June 30, 2003, and 2002, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at June 30, 2003, is as follows:


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


4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VII;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund VII;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2003