Form 10-Q
period 2003-09-30
DSI REALTY INCOME FUND VII
filed 2003-11-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2003,which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2003.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2003.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2003             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2003             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer



                                October 31, 2003

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2003 and 2002, total revenues decreased 1.0% from $658,822 to $652,525 and total expenses increased 13.0% from $320,133 to $361,792 and other income decreased from $275 to $162. As a result, net income decreased 14.2% from $338,964 for the three-month period ended September 30, 2002, to $290,895 for the same period in 2003. Rental revenue remained relatively constant. Occupancy levels for the Partnership's six mini-storage facilities averaged 86.7% for the three-month period ended September 30, 2003 and 85.6% for the same period in 2002. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $9,400 (3.5%) primarily as a result of decreases in maintenance and repair and workers compensation insurance expenses, partially offset by increases in advertising, real estate tax and salaries and wages expenses. General and administrative expenses increased approximately $51,100 (101.3%) primarily as a result of an increase in legal expense, partially offset by a decrease in equipment and computer lease expense. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agree-ment (see paragraph below).

For the nine-month periods ended September 30, 2003, and 2002, total revenues decreased 0.8% from $1,967,834 to $1,952,007 and total expenses increased 3.2% from $968,234 to $999,100 and other income decreased from $778 to $465. As a result, net income decreased 4.7% from $1,000,378 for the nine months ended September 30, 2002, to $953,372 for the same period in 2003. Rental revenue remained relatively constant. Operating expenses decreased approximately $13,900 (1.8%) primarily as a result of decreases in maintenance and repair, office supplies and workers compensation insurance expenses, partially offset by increases in advertising, telephone and real estate tax expenses. General and administrative expenses increased approximately $44,800 (23.1%) primarily as a result of an increase in legal expense, partially offset by a decrease in equipment and computer lease expenses. The increase in legal expense was dis-cussed above.

On April 5, 2002, the General Partners received a copy of a hostile tender offer from MacKenzie Patterson, Inc. and associated corporations and limited partnerships to purchase all of the Units in the Partnership. This offer was also filed with the Securities and Exchange Commission on the same date. The General Partners have determined that the hostile tender offer was not in the best interests of the Limited Partners, that the tender offer was grossly in-adequate given the performance history of the Limited Partnership and the in-herent value of the Units, and recommended that the Limited Partners reject the hostile tender offer and not tender their Units pursuant thereto. The offer was subsequently increased and extended to June 30, 2002 and again to July 22, 2002. The General Partners' initial determination regarding the offer did not change. Prior to the expiration date of the offer, Limited Partners tendered 74 Units representing 0.308% of the outstanding Units of the Partner-ship.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implement-ation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                        September 30,     December 31,
                                            2003             2002

ASSETS

CASH AND CASH EQUIVALENTS                $  840,853       $  497,970
PROPERTY, Net                             2,089,800        2,089,800
OTHER ASSETS                                 62,338           62,338

TOTAL                                    $2,992,991       $2,650,108

LIABILITIES AND PARTNERS' EQUITY(DEFICIT)

LIABILITIES                              $  729,514       $  612,731

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (85,133)         (87,395)
     Limited Partners                     2,348,610        2,124,772

  Total partners' equity                  2,263,477        2,037,377

TOTAL                                    $2,992,991       $2,650,108

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                        September 30,     September 30,
                                            2003              2002

REVENUES:

Rental                                   $  652,525        $  658,822

EXPENSES:

Operating                                   260,275           269,704
General and administrative                  101,517            50,429
     Total expenses                         361,792           320,133

OPERATING INCOME                         $  290,733        $  338,689

OTHER INCOME
  Interest                                      162               275

NET INCOME                                  290,895           338,964

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  287,986        $  335,574
    General partners                          2,909             3,390

TOTAL                                    $  290,895        $  338,964

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.00        $    13.98

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                September 30,   September 30,
                                    2003           2002


REVENUES:
Rental                          $1,952,007       $1,967,834

EXPENSES:
Operating                          760,030          773,935
General and administrative         239,070          194,299
Total expenses                     999,100          968,234

OPERATING INCOME                $  952,907       $  999,600

OTHER INCOME
  Interest                             465              778

NET INCOME                         953,372        1,000,378

AGGREGATE NET INCOME ALLOCATED TO:
Limited partners                   943,838          990,374
General partners                     9,534           10,004
TOTAL                              953,372        1,000,378

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                  $39.33           $41.27

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION       24,000           24,000

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2003            ($87,395)     $2,124,772   $2,037,377

NET INCOME                               9,534         943,838      953,371
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)

BALANCE AT SEPTEMBER 30, 2003         ($85,133)     $2,348,610   $2,263,476


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                      September 30,     September 30,
                                          2003              2002


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $  953,371         $1,000,378

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Changes in assets and
   	liabilities:

     Decrease in assets                        0              2,670
     Increase in liabilities:            116,784             28,660

Net cash provided by
   operating activities                1,070,155          1,031,708


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (727,272)          (727,272)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      342,883            304,436

CASH AND CASH EQUIVALENTS:

     At beginning of period              497,970            530,721
     At end of period                  $ 840,853          $ 835,157


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

The accompanying financial information as of September 30, 2003, and for the periods ended September 30, 2003, and 2002 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at September 30, 2003, is as follows:


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


DSI REALTY INCOME FUND VII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2003



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

Date:  November, 2003



Richard Conway
Vice President