Form 10-K
period 2003-12-31
DSI REALTY INCOME FUND VII
filed 2004-03-31
CIK 719581

DSI REALTY INCOME FUND VII



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2003. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 2003 and December 31, 2002 were as follows:


Location of Property       Average Occupancy         Average Occupancy Level
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 2003             Dec. 31, 2002

Chico, California               86%                       89%

Fairfield, California           89%                       91%

Ft. Collins, Colorado           81%                       81%

LaVerne, California             90%                       90%

Littleton, Colorado             81%                       80%

Riverside, California           91%                       89%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.



Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2003 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 883 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.35 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $13.85 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002 and $13.23 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001.




Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001, 2000, and 1999
         --------------------------------------------------------------------
                     2003         2002         2001         2000        1999
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,577,993   $2,614,292   $2,597,851   $2,351,050   $2,179,398

TOTAL
EXPENSES           1,286,265    1,320,183    1,210,651    1,237,093    1,556,719
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,291,728   $1,294,109   $1,387,200   $1,113,957   $  622,679
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,833,436   $2,650,108   $2,696,934   $2,603,230   $2,751,925
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
(USED IN):
OPERATING         $1,277,393   $1,310,542   $1,344,360   $1,231,203   $1,191,273
INVESTING               -            -            -         (5,388)     (23,425)
FINANCING         (1,100,643)  (1,343,293)  (1,282,481)  (1,281,976) (1,101,945)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    53.28   $    53.38   $    57.22   $    45.95   $    25.69
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    45.40   $    55.41   $    52.90   $    52.88   $    45.46
                  ==========   ==========   ==========   ==========   ==========



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

2003 COMPARED TO 2002

     Total revenues decreased from $2,613,254 in 2002 to $2,577,321 in 2003, while total expenses decreased from $1,320,183 to $1,286,265 and other income decreased from $1,038 to $672 resulting in a decrease in net income from $1,294,109 to $1,291,728. Rental revenue remained relatively constant. Occupancy levels for the Partnership's six mini-storage facilities averaged 86.3% for the year ended December 31, 2003 and 86.2% for the year ended December 31, 2002. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $57,200 (6.8%) decrease in operating expenses was due primarily to decreases in yellow pages advertising costs, maintenance and repair and workers compensation insurance expenses, partially offset by an increase in salaries and wages expense. General and administrative expenses increased approximately $37,600 (17.9%) primarily as a result of increases in legal and professional fees, partially offset by decreases in equipment and computer lease and office supplies expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement. General Partners' incentive management fee, which is based on cash available for distribution, decreased approximately $12,800 (9.1%). Property management fees, which are based on revenue, remained relatively constant.


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



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased approximately $33,000 (2.5%) in 2003 compared to 2002 primarily due to the decrease in net income and incentive management fee payable to general partners and an increase in other assets. Net cash provided by operating activities decreased approxi-mately $33,800 (2.5%) in 2002 compared to 2001 primarily due to the decrease in net income, partially offset by an increase in incentive management fee payable to general partners and a decrease in other assets.

    Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 1.0%, 3.0%, and 2.5% of capital contributed by Limited Part-ners, were declared and paid on December 15, 2003, 2002, and 2001, respectively.

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

     The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The court has rejected all preliminary attempts to halt the implementation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided no to pursue the matter any further.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



Summarized quarterly financial data for the years ended December 31, 2003 and 2002 was as follows:

                                            2003 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $650,704   $648,778   $652,525        $625,314

Net income                  338,859    323,617    290,895         338,357

Net income per
  limited partnership unit $  13.98   $  13.35   $  12.00        $  13.95

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000



                                            2002 QUARTER ENDED
                                            ------------------

                           March 31   June 30   September 30    December 31

Total revenues             $671,743   $637,269   $658,822        $645,420

Net income                  354,504    306,910    338,964         293,731

Net income per
  limited partnership unit $  14.62   $  12.66   $  13.98        $  12.12

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000






Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
     Item 8, Part II hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2003, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 70 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 75 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 81 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information: (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2003, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2003, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2003.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2004
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2004
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2004
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2004
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2003

-----------------------------------------------------------------------------
                     2003         2002         2001         2000        1999
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,577,993   $2,614,292   $2,597,851   $2,351,050   $2,179,398

TOTAL
EXPENSES           1,286,265    1,320,183    1,210,651    1,237,093    1,556,719
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,291,728   $1,294,109   $1,387,200   $1,113,957   $  622,679
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,833,436   $2,650,108   $2,696,934   $2,603,230   $2,751,925
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM:
(USED IN):
OPERATING         $1,277,393   $1,310,542   $1,344,360   $1,231,203   $1,191,273
INVESTING                -           -            -         (5,388)     (23,425)
FINANCING         (1,100,643)  (1,343,293)  (1,282,481)  (1,281,976) (1,101,945)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    53.28   $    53.38   $    57.22   $    45.95   $    25.69
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    45.40   $    55.41   $    52.90   $    52.88   $    45.46
                  ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2003.

                                                         Net          Partners'
                                                        Income         Equity

Per financial statements                             $ 1,291,728    $ 2,228,462
Excess book depreciation                                 (63,942)       (78,446)
Accrued property taxes                                       (86)       (97,368)
Deferred rental revenues                                                 85,723
Accrued distributions to partners                                       242,415
Accrued incentive management fees                                       221,117
Acquisition costs capitalized
  for tax purposes                                                      218,274
State taxes                                               (9,734)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,217,966    $ 2,820,177
                                                     ===========    ===========
Net taxable income per
limited partnership unit                             $     50.24
                                                     ===========



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page


   Independent Auditors' Report                                              F-1

FINANCIAL STATEMENTS:

    Balance Sheets at December 31, 2003 and 2002                             F-2

    Statements of Income for the Three Years Ended December 31, 2003         F-3

    Statements of Changes in Partners' Equity (Deficit)for the Three Years
    Ended December 31, 2003                                                  F-4

    Statements of Cash Flows for the Three Years Ended December 31, 2003     F-5

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



INDEPENDENT AUDITORS' REPORT
Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California limited partnership (the "Partnership") as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit in-cludes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
March 20, 2004




DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


ASSETS                                                  2003             2002

CASH AND CASH EQUIVALENTS                           $   674,918      $  497,970

PROPERTY, net (Note 3)                                2,089,800       2,089,800

OTHER ASSETS                                             68,718          62,338
                                                    -----------      -----------
TOTAL                                               $ 2,833,436      $2,650,108
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               254,576          262,508
Property management fees payable                         10,253           10,078
Customer deposits and other liabilities                  97,721           97,721
                                                    -----------      -----------
Total liabilities                                       604,974          612,731
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 4):
General partners                                        (85,484)        (87,395)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2003 and 2002)                        2,313,946       2,124,772
                                                   ------------      -----------
Total partners' equity                                2,228,462       2,037,377
                                                   ------------      -----------
TOTAL                                               $ 2,833,436     $ 2,650,108
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                               2003         2002         2001

REVENUES:
Rental                                      $2,577,321   $2,613,254   $2,593,700
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation
 Operating                                     781,921      839,143      796,881
 General and administrative                    248,000      210,413      148,844
 General partners' incentive
  management fee (Note 4)                      127,790      140,588      136,432
 Property management fee                       128,554      130,039      128,494
                                            ----------   ----------   ----------
Total expenses                               1,286,265    1,320,183    1,210,651
                                            ----------   ----------   ----------
OPERATING INCOME                             1,291,056    1,293,071    1,383,049

OTHER INCOME-
 Interest income                                   672        1,038        4,151
                                            ----------   ----------   ----------
NET INCOME                                  $1,291,728   $1,294,109   $1,387,200
                                            ==========   ==========   ==========

AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,278,811   $1,281,168   $1,373,328
General partners                                12,917       12,941       13,872
                                            ----------   ----------   ----------
TOTAL                                       $1,291,728   $1,294,109   $1,387,200
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    53.28   $    53.38   $    57.22
                                            ==========   ==========   ==========

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 2001               $(87,950)    $ 2,069,792     $ 1,981,842

 Net income                              13,872       1,373,328       1,387,200

 Distributions                          (12,825)     (1,269,656)     (1,282,481)
                                        -------     -----------     -----------
BALANCE, DECEMBER 31, 2001             $(86,903)    $ 2,173,464     $ 2,086,561

 Net income                              12,941       1,281,168       1,294,109

 Distributions                          (13,433)     (1,329,860)     (1,343,293)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(87,395)    $ 2,124,772     $ 2,037,377

 Net income                              12,917       1,278,811       1,291,728

 Distributions                          (11,006)     (1,089,637)     (1,100,643)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2003             $(85,484)    $ 2,313,946     $ 2,228,462
                                       =========    ===========     ===========


See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                            2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,291,728   $ 1,294,109   $ 1,387,200
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation
 Changes in assets and liabilities:
  Other assets                               (6,380)       14,075       (31,825)
  Incentive management fee
  payable to general partners                (7,932)       27,093           (96)
  Property management fees payable              175          (850)          281
  Customer deposits and
   other liabilities                                      (23,885)      (11,200)
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,277,591     1,310,542     1,344,360


CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,100,643)   (1,343,293)   (1,282,481)

                                        -----------   -----------   ------------
NET(DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            176,948       (32,751)       61,879

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        497,970       530,721       468,842
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   674,918   $   497,970   $   530,721
                                        ===========   ===========   ============

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2003


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

        Property and Depreciation - Property was recorded at cost and is composed primarily of mini-storage facilities. The facilities' buildings and improvements were fully depreciated.

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose is $73,762.

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

        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair market value of the property. No impairment losses were required in 2003, 2002 and 2001.

        Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

        Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

        Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following pronouncements: Statements of Financial Account-ing Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets; SFAS No 145, Rescission of FASB Statements No. 4, 44, 64 and Amendment of FASB Statement No. 13, and Technical Correc-tions. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partnership believes the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities will not have a material impact on the financial statements.

3.      PROPERTY

        The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2003            2002

       Land                                   $ 2,089,800     $ 2,089,800
       Buildings and improvements               7,746,282       7,746,282
                                              -----------     -----------

       Total                                    9,836,082       9,836,082
       Less accumulated depreciation           (7,746,282)     (7,746,282)
                                              -----------     -----------

       Property, net                          $ 2,089,800     $ 2,089,800
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

        In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.

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



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  932,373   $ 6,670         $209,700  $  939,043  $1,148,743    939,043  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,267,896    13,047          264,500   1,280,943   1,545,443  1,280,943  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,396,960     8,643          375,100   1,405,603   1,780,703  1,405,603  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,391,210    14,289          356,000   1,405,499   1,761,499  1,405,499  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,972    11,162          453,250   1,255,136   1,708,386  1,255,136  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,811    36,247          431,250   1,460,058   1,891,308  1,460,058  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,656,224  $ 90,058       $2,089,800  $7,746,282  $9,836,082 $7,746,282
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2001               $ 9,836,082     $7,746,282
                 Additions                                  -              -
                                                      -----------     ----------
               Balance, December 31, 2001             $ 9,836,082     $7,746,282
                 Additions                                  -               -
                                                      -----------     ----------
               Balance, December 31, 2002             $ 9,836,082     $7,746,282
                 Additions                                  -               -
                                                      -----------     ----------
               Balance, December 31, 2003             $ 9,836,082     $7,746,282
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 20, 2004

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2003 accompanied by an independent auditors' report. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2003 and December 31, 2002 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2003              Dec. 31, 2002


Chico, California                        86%                       89%

Fairfield, California                    89%                       91%

Ft. Collins, Colorado                    81%                       81%

LaVerne, California                      90%                       90%

Littleton, Colorado                      81%                       80%

Riverside, California                    91%                       89%


     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    Date:  March 20, 2004



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

    Date:  March 20, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 20, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 20, 2004