Form 10-Q
period 2004-03-31
DSI REALTY INCOME FUND VII
filed 2004-05-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2004.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 2004               DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  April 30, 2004               DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer



                                April 30, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2004 and 2003, total revenues decreased 1.2% from $650,704 to $642,833, total expenses increased 1.1% from $312,011 to $315,425 and other income decreased from $166 to $160. As a result, net income decreased 3.3% from $338,859 for the three-month period ended March 31, 2003, to $327,568 for the same period in 2004. Occupancy levels for the Partnership's six mini-storage facilities averaged 82.6% for the three month period ended March 31, 2004, and 87.0% for the same period in 2003. Rental revenue decreased as a result of lower occupancy rates, partially offset by higher unit rental rates. The Partnership is continuing its marketing effort to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $5,900 (2.5%) primarily as a result of increases in maintenance and repair and salaries expenses, partially offset by a decrease in advertising expense. General and administrative expenses remained relatively constant.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President



                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2004 AND DECEMBER 31, 2003



                                          March 31,      December 31,
                                            2004             2003

ASSETS

CASH AND CASH EQUIVALENTS                $  728,118       $  674,918
PROPERTY, NET                             2,089,800        2,089,800

OTHER ASSETS                                 68,916           68,718

TOTAL                                    $2,886,834       $2,833,436


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES                              $  573,228       $  604,974

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (84,632)         (85,484)
     Limited Partners                     2,398,238        2,313,946

  Total partners' equity                  2,313,606        2,228,462

TOTAL                                    $2,886,834       $2,833,436

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                          March 31,         March 31,
                                            2004              2003

REVENUES:

Rental                                   $  642,833        $ 650,704

EXPENSES:

Operating                                   245,685          239,774
General and administrative                   69,740           72,237
     Total expenses                         315,425          312,011


OPERATING INCOME                         $  327,408        $ 338,693

OTHER INCOME
     Interest                                   160              166

NET INCOME                               $  327,568        $ 338,859


AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  324,292        $ 335,470
    General partners                          3,276            3,389

TOTAL                                    $  327,568        $ 338,859

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.51        $   13.98


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004            ($85,484)     $2,313,946   $2,228,462

NET INCOME                               3,276         324,292      327,568
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)

BALANCE AT MARCH 31, 2004             ($84,632)     $2,398,238   $2,313,606


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003



                                       March 31,          March 31,
                                          2004              2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 327,568          $ 338,859

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Changes in assets and
	liabilities:

    Increase in other assets                (198)                 0

    Decrease in liabilities              (31,746)           (18,994)

Net cash provided by
   operating activities                  295,624            319,865

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (242,424)          (242,424)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       53,200             77,441

CASH AND CASH EQUIVALENTS:

     At beginning of period              674,918            497,970
     At end of period                  $ 728,118          $ 575,411


See accompanying notes to financial statements (unaudited).


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

The accompanying financial information as of March 31, 2004, and for the periods ended March 31, 2004, and 2003 is unaudited. Such financial information includes all adjustments, which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at March 31, 2004, is as follows:

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


4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Parnership's internal controls or in other factors that could significantly affect the internal controls sub-sequent to the date of their evaluation.


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

    Date:  April 30, 2004



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

    Date:  April 30, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    April 30, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    April 30, 2004