Form 10-Q
period 2004-06-30
DSI REALTY INCOME FUND VII
filed 2004-08-13
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2004                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2004                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer






                                 July 31, 2004

                   QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended June 30, 2004, and 2003, total revenues decreased 2.4% from $648,778 to $633,029 and total expenses increased 6.3% from $325,298 to $345,825 and other income increased from $137 to $160. As a result, net income decreased 11.2% from $323,617 for the three-month period ended June 30, 2003, to $287,364 for the same period in 2004. Rental revenue decreased as a result of lower occupancy rates partially offset by higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 85.1% for the three-month period ended June 30, 2004 and 89.1% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $20,900 (8.0%) primarily as a result of increases in maintenance and repair and office supplies expenses. General and administrative expenses remained relatively constant.

For the six-month periods ended June 30, 2004, and 2003, total revenues decreased 1.8% from $1,299,482 to $1,275,862 and total expenses increased
3.8% from $637,309 to $661,250 and other income increased from $303 to $320. As a result, net income decreased 7.2% from $662,476 for the six months ended June 30, 2003, to $614,932 for the same period in 2004. Rental revenue de-creased as a result of lower occupancy rates partially offset by higher unit rental rates. Operating expenses increased approximately $26,800 (5.4%) primarily as a result of increases in maintenance and repair and office sup-plies expenses, partially offset by a decrease in advertising expense. General and administrative expenses remained relatively constant.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
JUNE 30, 2004 AND DECEMBER 31, 2003

                                          June 30,       December 31,
                                            2004             2003
ASSETS

CASH AND CASH EQUIVALENTS                $  785,169       $  674,918
PROPERTY, Net                             2,089,800        2,089,800

OTHER ASSETS                                 68,916           68,718

TOTAL                                    $2,943,885       $2,833,436


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES                              $  585,339       $  604,974

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (84,183)         (85,484)
     Limited Partners                     2,442,729        2,313,946

  Total partners' equity                  2,358,546        2,228,462

TOTAL                                    $2,943,885       $2,833,436


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                          June 30,          June 30,
                                            2004              2003

REVENUES:

Rental                                   $  633,029        $  648,778

EXPENSES:

Operating                                   280,835           259,982
General and administrative                   64,990            65,316
     Total expenses                         345,825           325,298

OPERATING INCOME                         $  287,204        $  323,480

OTHER INCOME
  Interest                                      160               137


NET INCOME                               $  287,364        $  323,617


AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  284,490        $  320,381
    General Partners                          2,874             3,236

TOTAL                                    $  287,364        $  323,617

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    11.85        $    13.35


LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                          June 30,           June 30,
                                            2004               2003

REVENUES:
Rental                                   $1,275,862        $1,299,482

EXPENSES:
Operating                                   526,520           499,756
General and administrative                  134,730           137,553
Total expenses                              661,250           637,309

OPERATING INCOME                         $  614,612        $  662,173

OTHER INCOME
  Interest                                      320               303

NET INCOME                               $  614,932        $  662,476


AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  608,783         $ 655,851
 General Partners                             6,149             6,625
TOTAL                                    $  614,932         $ 662,476

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $25.37            $27.33

LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000


See accompanying notes to financial statements (unaudited)




STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004            ($85,484)     $2,313,946   $2,228,462

NET INCOME                               6,149         608,783      614,932
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)

BALANCE AT JUNE 30, 2004              ($84,183)     $2,442,729   $2,358,546



See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                        June 30,          June 30,
                                          2004              2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 614,932          $ 662,476

Adjustments to reconcile net
   income to net cash provided
   by operating activities:


    Changes in assets and
	liabilities:

     Increase in assets                     (198)                0

     Decrease in liabilities             (19,635)           (34,069)

Net cash provided by
   operating activities                  595,099            628,407


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (484,848)          (484,848)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     110,251            143,559

CASH AND CASH EQUIVALENTS:

     At beginning of period              674,918            497,970
     At end of period                  $ 785,169          $ 641,529


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

The accompanying financial information as of June 30, 2004, and for the periods ended June 30, 2004, and 2003, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at June 30, 2004, is as follows:


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

    Date:  July 31, 2004



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

    Date:  July 31, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2004