Form 10-Q
period 2004-09-30
DSI REALTY INCOME FUND VII
filed 2004-11-12
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2004,which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2004.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2004.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 29, 2004             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 29, 2004             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer



                                October 29, 2004

		QUARTERLY REPORT TO THE LIMITED PARTNERS
			OF DSI REALTY INCOME FUND VII


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2004 and 2003, total revenues decreased 2.6% from $652,525 to $635,270 and total expenses decreased 10.7% from $361,792 to $323,105 and other income remained constant. As a result, net income increased 7.4% from $290,895 for the three-month period ended September 30, 2003, to $312,327 for the same period in 2004. Rental revenue decreased as a result of lower occupancy rates partially offset by higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 84.8% for the three-month period ended September 30, 2004 and 86.7% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $20,700 (8.0%) primarily as a result of increases in advertising, maintenance and repair and office supplies expenses. General and administrative expenses decreased approximately $59,400 (58.5%) primarily as a result of a decrease in legal and professional expense. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to an amendment to the Partnership Agreement in the prior period.

For the nine-month periods ended September 30, 2004, and 2003, total revenues decreased 2.1% from $1,952,007 to $1,911,132 and total expenses decreased 1.5% from $999,100 to $984,355 and other income increased from $465 to $482. As a result, net income decreased 2.7% from $953,372 for the nine months ended September 30, 2003, to $927,259 for the same period in 2004. Rental revenue decreased as a result of lower occupancy rates partially offset by higher unit rental rates. Operating expenses increased approximately $47,500 (6.2%) primarily as a result of increases in maintenance and repair and office expenses, partially offset by a decrease in advertising expnese. General and administrative expenses decreased approximately $62,300 (26.1%) primarily as a result of a decrease in legal and professional expnese. The decrease in legal and professional expnese was discussed above.

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

                              Very truly yours,

                              DSI REALTY INCOME FUND VII
                              By: DSI Properties, Inc., as
                              General Partner



                              By  /s/ Robert J. Conway
                                  ____________________________
                                  ROBERT J. CONWAY, President




                                DSI REALTY INCOME FUND VII
                     (A California Real Estate Limited Partnership)


BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                        September 30,     December 31,
                                            2004             2003

ASSETS

CASH AND CASH EQUIVALENTS                $  886,161       $  674,918
PROPERTY, Net                             2,089,800        2,089,800
OTHER ASSETS                                 68,916           68,718

TOTAL                                    $3,044,877       $2,833,436

LIABILITIES AND PARTNERS' EQUITY(DEFICIT)

LIABILITIES                              $  616,428       $  604,974

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (83,484)         (85,484)
     Limited Partners                     2,511,933        2,313,946

  Total partners' equity                  2,428,449        2,228,462

TOTAL                                    $3,044,877       $2,833,436

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                        September 30,     September 30,
                                            2004              2003

REVENUES:

Rental                                   $  635,270        $  652,525

EXPENSES:

Operating                                   281,021           260,275
General and administrative                   42,084           101,517
     Total expenses                         323,105           361,792

OPERATING INCOME                         $  312,165        $  290,733

OTHER INCOME
  Interest                                      162               162

NET INCOME                                  312,327           290,895

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  309,204        $  287,986
    General partners                          3,123             2,909

TOTAL                                    $  312,327        $  290,895

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.88        $    12.00

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                September 30,   September 30,
                                    2004           2003


REVENUES:
Rental                          $1,911,132       $1,952,007

EXPENSES:
Operating                          807,541          760,030
General and administrative         176,814          239,070
Total expenses                     984,355          999,100

OPERATING INCOME                $  926,777       $  952,907

OTHER INCOME
  Interest                             482              465

NET INCOME                         927,259          953,372

AGGREGATE NET INCOME ALLOCATED TO:
Limited partners                   917,987          943,838
General partners                     9,272            9,534
TOTAL                              927,259          953,372

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                  $38.25           $39.33

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION       24,000           24,000

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2004            ($85,484)     $2,313,946   $2,228,462

NET INCOME                               9,272         917,987      927,259
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)

BALANCE AT SEPTEMBER 30, 2004         ($83,484)     $2,511,933   $2,428,449


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                      September 30,     September 30,
                                          2004              2003


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                            $  927,259         $  953,371

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Changes in assets and
   	liabilities:

     Increase in assets                     (198)                 0
     Increase in liabilities:             11,454            116,784

Net cash provided by
   operating activities                  938,515          1,070,155


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (727,272)          (727,272)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      211,243            342,883

CASH AND CASH EQUIVALENTS:

     At beginning of period              674,918            497,970
     At end of period                  $ 886,161          $ 840,853


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

The accompanying financial information as of September 30, 2004, and for the periods ended September 30, 2004, and 2003 is unaudited. Such financial information includes all adjustments, which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at September 30, 2004, is as follows:


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


DSI REALTY INCOME FUND VII
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND VII (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2004



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

Date:  November, 2004



Richard Conway
Vice President