Form 10-K
period 2004-12-31
DSI REALTY INCOME FUND VII
filed 2005-03-30
CIK 719581

DSI REALTY INCOME FUND VII



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2004. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 2004 and December 31, 2003 were as follows:


Location of Property       Average Occupancy         Average Occupancy Level
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 2004             Dec. 31, 2003

Chico, California               84%                       85%

Fairfield, California           85%                       88%

Ft. Collins, Colorado           83%                       82%

LaVerne, California             86%                       88%

Littleton, Colorado             77%                       78%

Riverside, California           87%                       89%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.



Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2004 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 878 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $13.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $11.35 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $13.85 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2002.




Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002, 2001, and 2000
         --------------------------------------------------------------------
                     2004         2003         2002         2001        2000
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,515,273   $2,577,993   $2,614,292   $2,597,851   $2,351,050

TOTAL
EXPENSES           1,266,869    1,286,265    1,320,183    1,210,651    1,237,093
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,248,404   $1,291,728   $1,294,109   $1,387,200   $1,113,957
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,952,694   $2,833,436   $2,650,108   $2,696,934   $2,603,230
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING         $1,249,363   $1,277,393   $1,310,542   $1,344,360   $1,231,203
INVESTING            (23,858)        -            -            -         (5,388)
FINANCING         (1,284,378)  (1,100,643)  (1,343,293)  (1,282,481) (1,281,976)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    51.50   $    53.28   $    53.38   $    57.22   $    45.95
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    52.98   $    45.40   $    55.41   $    52.90   $    52.88
                  ==========   ==========   ==========   ==========   ==========



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.



                              RESULTS OF OPERATIONS

2004 COMPARED TO 2003

     Total revenues decreased from $2,577,321 in 2003 to $2,514,629 in 2004, while total expenses decreased from $1,286,265 to $1,266,869 and other income decreased from $672 to $644 resulting in a decrease in net income from $1,291,728 to $1,248,404. Rental revenues decreased primarily as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.5% for the year ended December 31, 2004 and 86.3% for the year ended December 31, 2003. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $33,100 (4.2%) increase in operating expenses was due primarily to increases in purchase of locks, real estate tax and salaries and wages expenses, partially offset by a decrease in advertising expense. General and administrative expenses decreased approximately $48,500 (19.6%) primarily as a result of decreases in legal and professional fees and equipment and computer lease expenses, partially offset by an increase in office supplies and printing expense. The decrease in legal expense and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). The General Partners' incentive management fee which is based on cash available for dis-tribution, decreased as a result of the decrease in net cash provided by operating activities reduced by additions to property. Property management fees remained relatively constant.


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



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $129,400 (10.1%) in 2004 compared to 2003 primarily due to the increase in customer deposits and other liabilities. Net cash provided by operating activities decreased approximately $33,800 (2.5%) in 2002 compared to 2001 primarily due to the decrease in net income, partially offset by an increase in incentive management fee payable to general partners and a decrease in other assets.

    Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners. Special distributions of 2.5%, 1.0%, and 3.0% of capital contributed by Limited Part-ners, were declared and paid on December 15, 2004, 2003, and 2002, respectively.

    Cash used in investing activities, as set forth in the statement of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties in 2004. The Partnership has no material commitments for capital expenditures.

    In 2003, the Limited Partners approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court rejected all preliminary attempts to halt the implementation of the amendment. Subsequently, the two dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:

                                            2004 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $642,833   $633,029   $635,270        $603,497

Net income                  327,568    287,364    312,327         321,145

Net income per
  limited partnership unit $  13.51   $  11.85   $  12.88        $  13.26

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000



                                            2003 QUARTER ENDED
                                            ------------------

                           March 31   June 30   September 30    December 31

Total revenues             $650,704   $648,778   $652,525        $625,314

Net income                  338,859    323,617    290,895         338,357

Net income per
  limited partnership unit $  13.98   $  13.35   $  12.00        $  13.95

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000



Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto as Exhibit l is the information required to be set forth as
     Item 8, Part II hereof.

     See the financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

Item 9a. CONTROLS AND PROCEDURES

     The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Parnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2004, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 71 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 76 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 82 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2004, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2004 were $26,920 and for 2003 were $25,600.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitee & Touche LLP for tax compliance, tax advice and tax planning for 2004 were $20,900 and for 2003 were $19,500. Most of the fees related to preparation of the Partner-ship's tax returns.


                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2004, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2004.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2005
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2005
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2005
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2005
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2004

-----------------------------------------------------------------------------
                     2004         2003         2002         2001        2000
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,515,273   $2,577,993   $2,614,292   $2,597,851   $2,351,050

TOTAL
EXPENSES           1,266,869    1,286,265    1,320,183    1,210,651    1,237,093
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,248,404   $1,291,728   $1,294,109   $1,387,200   $1,113,957
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,952,694   $2,833,436   $2,650,108   $2,696,934   $2,603,230
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING         $1,249,363   $1,277,393   $1,310,542   $1,344,360   $1,231,203
INVESTING            (23,858)        -            -            -         (5,388)
FINANCING         (1,284,378)  (1,100,643)  (1,343,293)  (1,282,481) (1,281,976)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    51.50   $    53.28   $    53.38   $    57.22   $    45.95
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    52.98   $    45.40   $    55.41   $    52.90   $    52.88
                  ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2004.

                                                         Net          Partners'
                                                        Income         Equity

Per financial statements                             $ 1,248,404    $ 2,192,488
Excess tax depreciation                                  (74,819)      (153,265)
Accrued property taxes                                    (3,891)      (101,259)
Deferred rental revenues                                                 85,723
Accrued expenses                                           9,800          9,800
Accrued incentive management fees                                       221,117
Fixed asset adjustment                                   (11,450)       206,824
Excess book distribution                                                242,415
Tax expense adjustment                                   (11,648)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,156,396    $ 2,703,843
                                                     ===========    ===========
Net taxable income per
limited partnership unit                             $     47.70
                                                     ===========



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page

FINANCIAL STATEMENTS:

    Report of Independent Registered Public
        Accounting firm                                                      F-1


    Balance Sheets as of December 31, 2004 and 2003                          F-2

    Statements of Income for each of the Three
        Years Ended December 31, 2004                                        F-3

    Statements of Changes in Partners' Equity (Deficit)for each
        of the Three Years Ended December 31, 2004                           F-4

    Statements of Cash Flows for each of the Three Years
        Ended December 31, 2004                                              F-5

    Notes to Financial Statements                                            F-6

SUPPLEMENTAL SCHEDULE:

    Schedule III - Real Estate and Accumulated Depreciation                  F-9

    NOTE:

     Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California limited partnership (the "Partnership") as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and signi-ficant estimates made by management, as well as evlauating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
March 14, 2005




DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


ASSETS                                                  2004             2003

CASH AND CASH EQUIVALENTS                           $   616,045      $  674,918

PROPERTY, net (Note 3)                                2,268,876       2,089,800

OTHER ASSETS                                             67,773          68,718
                                                    -----------      -----------
TOTAL                                               $ 2,952,694      $2,833,436
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               250,403          254,576
Property management fees payable                         13,066           10,253
Customer deposits and other liabilities                 107,959           97,721
Capital lease obligations (Note 3)                      146,354
                                                    -----------      -----------
Total liabilities                                       760,206          604,974
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 4):
General partners                                        (85,844)        (85,484)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2004 and 2003)                        2,278,332       2,313,946
                                                   ------------      -----------
Total partners' equity                                2,192,488       2,228,462
                                                   ------------      -----------
TOTAL                                               $ 2,952,694     $ 2,833,436
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                               2004         2003         2002

REVENUES:
Rental                                      $2,514,629   $2,577,321   $2,613,254
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                    2,386         -            -
 Operating                                     814,977      781,921      839,143
 General and administrative                    199,484      248,000      210,413
 General partners' incentive
  management fee (Note 4)                      120,973      127,790      140,588
 Property management fee                       129,049      128,554      130,039
                                            ----------   ----------   ----------
Total expenses                               1,266,869    1,286,265    1,320,183
                                            ----------   ----------   ----------
OPERATING INCOME                             1,247,760    1,291,056    1,293,071

OTHER INCOME-
 Interest income                                   644          672        1,038
                                            ----------   ----------   ----------
NET INCOME                                  $1,248,404   $1,291,728   $1,294,109
                                            ==========   ==========   ==========

NET INCOME ALLOCATED TO (Note 4):
Limited partners                            $1,235,920   $1,278,811   $1,281,168
General partners                                12,484       12,917       12,941
                                            ----------   ----------   ----------
TOTAL                                       $1,248,404   $1,291,728   $1,294,109
                                            ==========   ==========   ==========
NET INCOME ALLOCATED TO LIMITED
PARTNERS PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    51.50   $    53.28   $    53.38
                                            ==========   ==========   ==========

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 2002               $(86,903)    $ 2,173,464     $ 2,086,561

 Net income                              12,941       1,281,168       1,294,109

 Distributions                          (13,433)     (1,329,860)     (1,343,293)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2002             $(87,395)    $ 2,124,772     $ 2,037,377

 Net income                              12,917       1,278,811       1,291,728

 Distributions                          (11,006)     (1,089,637)     (1,100,643)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2003             $(85,484)    $ 2,313,946     $ 2,228,462

 Net income                              12,484       1,235,920       1,248,404

 Distributions                          (12,844)     (1,271,534)     (1,284,378)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2004             $(85,844)    $ 2,278,332     $ 2,192,488
                                       =========    ===========     ===========


See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                            2004          2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,248,404   $ 1,291,728   $ 1,294,109
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                                2,386
 Changes in assets and liabilities:
  Other assets                                  945        (6,380)       14,075
  Incentive management fee
  payable to general partners                (4,173)       (7,932)       27,093
  Property management fees payable            2,813           175          (850)
  Customer deposits and
   other liabilities                         10,238                     (23,885)
  Capital lease obligations                 (11,250)
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,249,363     1,277,591     1,310,542


CASH FLOWS USED IN INVESTING
 ACTIVITIES- Additions to property          (23,858)

CASH FLOWS USED IN FINANCING ACTIVITIES -
Distributions to partners                (1,284,378)   (1,100,643)   (1,343,293)

                                        -----------   -----------   ------------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (58,873)      176,948       (32,751)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        674,918       497,970       530,721
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   616,045   $   674,918   $   497,970
                                        ===========   ===========   ============

NON CASH INVESTING ACTIVITIES

Acquisition of trucks utilizing capital leases        $157,604


See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2004


1.      GENERAL


        DSI Realty Income Fund VII, a California Real Estate Limited Partnership (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units which were purchased for $500 a unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on August 1, 1983 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


        Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash and cash equivalents.

        Property and Depreciation - Property was recorded at cost and is composed primarily of mini-storage facilities. The facilities' buildings are fully depreciated. Building improvements are depreciated over a five year period. Property under capital leases is amortized over the lives of the the respective leases or the estimated useful lives of the assets.

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose is $92,008.

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

        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair market value of the property. No impairment losses were required in 2004, 2003 and 2002.

        Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

        Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions.


3.      PROPERTY

        The total cost of property and accumulated depreciation is as follows as of December 31:

                                                  2004            2003

       Land                                   $ 2,089,800     $ 2,089,800
       Buildings and improvements               7,770,140       7,746,282
                                              -----------     -----------

       Total                                    9,859,940       9,836,082
       Less accumulated depreciation           (7,748,668)     (7,746,282)
                                              -----------     -----------

       Total                                  $ 2,111,272     $ 2,089,800

       Rental trucks under capital leases         157,604
                                              -----------     -----------
       Property-net                           $ 2,268,876     $ 2,089,800
                                              ===========     ===========

      The rental trucks under capital leases were not placed into service until January 2005 and therefore no depreciation expense was recorded during 2004.

      The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2004 are summarized as follows:

      2005                                              $40,500
      2006                                               40,500
      2007                                               40,500
      2008                                               40,500
                                                        -------
      Total future minimum payment obligations          162,000
      Less interest portion                              15,646
                                                        -------
      Present value of net minimum lease payments      $146,354
                                                        =======



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



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  932,373   $ 9,702         $209,700  $  942,075  $1,151,775    939,346  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,267,896    15,666          264,500   1,283,562   1,548,062  1,281,206  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,396,960    13,128          375,100   1,410,088   1,785,188  1,406,054  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,391,210    19,029          356,000   1,410,239   1,766,239  1,405,971  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,974    15,874          453,250   1,259,848   1,713,098  1,255,604  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,811    40,517          431,250   1,464,328   1,895,578  1,460,487  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,656,224  $113,916       $2,089,800  $7,770,140 $ 9,859,940 $7,748,668
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2002               $ 9,836,082     $7,746,282
                 Additions                                  -               -
                                                      -----------     ----------
               Balance, December 31, 2002             $ 9,836,082     $7,746,282
                 Additions                                  -               -
                                                      -----------     ----------
               Balance, December 31, 2003             $ 9,836,082     $7,746,282
                 Additions                                 23,858          2,386
                                                      -----------     ----------
               Balance, December 31, 2004             $ 9,859,940     $7,748,668
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 14, 2005

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity and cash flows for each of the three years ended December 31, 2004 accompanied by an independent auditors' report. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2004 and December 31, 2003 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2004              Dec. 31, 2003


Chico, California                        84%                       85%

Fairfield, California                    85%                       88%

Ft. Collins, Colorado                    83%                       82%

LaVerne, California                      86%                       88%

Littleton, Colorado                      77%                       78%

Riverside, California                    87%                       89%


     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



    Richard P. Conway
    Vice President




                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 14, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 14, 2005