Form 10-Q
period 2005-03-31
DSI REALTY INCOME FUND VII
filed 2005-05-16
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2005 AND DECEMBER 31, 2004



                                          March 31,      December 31,
                                            2005             2004

ASSETS

CASH AND CASH EQUIVALENTS                $  640,004       $  616,045
PROPERTY, NET                             2,268,876        2,268,876

OTHER ASSETS                                 74,890           67,773
                                         ----------       ----------
TOTAL                                    $2,983,770       $2,952,694
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY


LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Capital lease obligation                    132,604          146,354
Other liabilities                           361,178          371,428
                                         ----------       ----------
Total liabilities                        $  736,206       $  760,206
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (85,293)         (85,844)
     Limited Partners                     2,332,857        2,278,332
                                         ----------       ----------
  Total partners' equity                  2,247,564        2,192,488

TOTAL                                    $2,983,770       $2,952,694
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                          March 31,         March 31,
                                            2005              2004

REVENUES:

Rental                                   $  644,047        $ 642,833
                                         ----------        ---------
EXPENSES:

Operating                                   269,036          245,685
General and administrative                   77,670           69,740
                                         ----------        ---------
     Total expenses                         346,706          315,423
                                         ----------        ---------

OPERATING INCOME                            297,341          327,408

OTHER INCOME
     Interest                                   159              160
                                         ----------        ---------
NET INCOME                               $  297,500        $ 327,568
                                         ==========        =========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  294,525        $ 324,292
    General partners                          2,975            3,276
                                         ----------        ---------
TOTAL                                    $  297,500        $ 327,568
                                         ==========        =========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.27        $   13.51
                                         ==========        =========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($85,844)     $2,278,332   $2,192,488

NET INCOME                               2,975         294,525      297,500
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2005             ($85,293)     $2,332,857   $2,247,564
                                      ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                       March 31,          March 31,
                                          2005              2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 297,500          $ 327,568

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

    Changes in assets and
	liabilities:

    Decrease in other assets              (7,117)              (198)

    Decrease in liabilities              (24,000)           (31,746)
                                         -------            -------
Net cash provided by
   operating activities                  266,383            295,624
                                         -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (242,424)          (242,424)

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       23,959             53,200

CASH AND CASH EQUIVALENTS:

     At beginning of period              616,045            674,918
                                       ---------          ---------
     At end of period                  $ 640,004          $ 728,118
                                       =========          =========

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

The accompanying financial information as of March 31, 2005, and for the periods ended March 31, 2005, and 2004 is unaudited. Such financial information includes all adjustments, which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation at March 31, 2005, is as follows:

                                         March 31, 2005  December 31, 2004
        Land                                 $  2,089,800     $  2,089,800
        Buildings and improvements              7,685,522        7,685,522
        Equipment                                 242,222          242,222
                                             ------------     ------------
        Total                                  10,017,544       10,017,544
        Less: Accumulated Depreciation        ( 7,748,668)     ( 7,748,668)
                                             ------------     ------------
        Property - Net                       $  2,268,876     $  2,268,876
                                             ============     ============


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

     Under the Agreement of limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests.

     The General Partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition or refinancing of the project.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2005 and 2004, total revenues increased 0.2% from $642,833 to $644,047, total expenses increased 9.9% from $315,425 to $346,706 and other income decreased from $160 to $159. As a result, net income decreased 9.2% from $327,568 for the three-month period ended March 31, 2004, to $297,500 for the same period in 2005. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.0% for the three month period ended March 31, 2004, and 82.6% for the same period in 2004. Rental revenue remained relatively constant. The Partnership is continuing its marketing effort to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $23,400 (9.5%) primarily as a result of increases in advertising, purchase of locks, maintenance and repair office supplies and truck insurance expenses. General and administrative increased approximately $7,900 (11.3%) primarily as a result of increases in legal and professional expneses, partially offset by a decrease in incentive management fees.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

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


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities nad Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2005                 DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 13, 2005                 DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    April 29, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    April 29, 2005