Form 10-Q
period 2005-06-30
DSI REALTY INCOME FUND VII
filed 2005-08-16
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BALANCE SHEETS(UNAUDITED)
JUNE 30, 2005 AND DECEMBER 31, 2004

                                          June 30,       December 31,
                                            2005             2004
ASSETS

CASH AND CASH EQUIVALENTS                $  653,727       $  616,045
PROPERTY, Net                             2,254,241        2,268,876

OTHER ASSETS                                 82,007           67,773
                                         ----------       ----------
TOTAL                                    $2,989,975       $2,952,694
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                    242,424         242,424
Capital lease obligation                    121,354         146,354
Other liabilities                           326,110         371,428
                                         ----------      ----------
Total liabilities                        $  689,888      $  760,206
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (84,768)         (85,844)
     Limited Partners                     2,384,855        2,278,332
                                         ----------      -----------
  Total partners' equity                  2,300,087        2,192,488

TOTAL                                    $2,989,975       $2,952,694
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                          June 30,          June 30,
                                            2005              2004

REVENUES:

Rental                                   $  664,740        $  633,029
                                         ----------        ----------
EXPENSES:

Operating                                   310,153           280,835
General and administrative                   59,801            64,990
                                         ----------        ----------
     Total expenses                         369,954           345,825
                                         ----------        ----------
OPERATING INCOME                         $  294,786        $  287,204

OTHER INCOME
  Interest                                      161               160
                                         ----------        ----------

NET INCOME                               $  294,947        $  287,364
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  291,998        $  284,490
    General Partners                          2,949             2,874
                                         ----------        ----------
TOTAL                                    $  294,947        $  287,364
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.17        $    11.85
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                          June 30,           June 30,
                                            2005               2004

REVENUES:
Rental                                   $1,308,787        $1,275,862
                                         ----------        ----------
EXPENSES:
Operating                                   579,189           526,520
General and administrative                  137,471           134,730
                                         ----------        ----------
Total expenses                              716,660           661,250
                                         ----------        ----------
OPERATING INCOME                         $  592,127        $  614,612

OTHER INCOME
  Interest                                      320               320
                                         ----------        ----------
NET INCOME                               $  592,447        $  614,932
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  586,523        $  608,783
 General Partners                             5,924             6,149
                                         ----------        ----------
TOTAL                                    $  592,447        $  614,932
                                         ==========        ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $24.44            $25.37
                                             ======            ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited)




STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($85,844)     $2,278,332   $2,192,488

NET INCOME                               5,924         586,523      592,447
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2005              ($84,768)     $2,384,855   $2,300,087
                                      ========      ==========   ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                        June 30,          June 30,
                                          2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 592,447          $ 614,932

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         14,635

    Changes in assets and
	liabilities:

     Increase in other assets            (14,234)             (198)

     Decrease in liabilities             (70,318)          (19,635)
                                        --------          --------
Net cash provided by
   operating activities                  522,530           595,099


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (484,848)          (484,848)
                                        --------          ---------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                      37,682            110,251

CASH AND CASH EQUIVALENTS:

     At beginning of period              616,045            674,918
                                       ---------          ---------
     At end of period                  $ 653,727          $ 785,169
                                       =========          =========

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

The accompanying financial information as of June 30, 2005, and for the periods ended June 30, 2005, and 2004, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:

                                        June 30, 2005    December 31, 2004

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,685,522         7,685,522
    Equipment                                 242,222           242,222
                                         ------------      ------------
    Total                                  10,017,544        10,017,544
    Less: Accumulated Depreciation        ( 7,763,303)      ( 7,748,668)
                                         ------------      ------------
    Property - Net                       $  2,254,241      $  2,268,876
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended June 30, 2005, and 2004, total revenues increased 5.0% from $633,029 to $664,740 and total expenses increased 7.0% from $345,825 to $369,954 and other income increased from $160 to $161. As a result, net income increased 2.6% from $287,364 for the three-month period ended June 30, 2004, to $294,947 for the same period in 2005. Rental revenue increased as a result of higher occupancy unit and rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.8% for the three-month period ended June 30, 2005 and 85.1% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses in-creased approximately $29,300 (10.4%) primarily as a result of increases in salaries and wages, purchase of locks, truck insurance and depreciation ex-penses, partially offset by a decrease in advertising and maintenance and repair expenses. General and administrative expenses decreased approximately $5,200 (8.0%) primarily as a result of a decrease in state tax.

For the six-month periods ended June 30, 2005, and 2004, total revenues increased 2.6% from $1,275,862 to $1,308,787 and total expenses increased 8.4% from $661,250 to $716,660 and other income remained constant. As a result, net income decreased 3.7% from $614,932 for the six months ended June 30, 2004, to $592,447 for the same period in 2005. Rental revenue remained relatively constant. Operating expenses increased approximately $52,700 (10.0%) primarily as a resuylt of increases in real estate tax, purchase of locks, depreciation, truck insurance and bank and credit card fee expenses, partially offset by a decrease in advertising expense. General and administrative expenses increased approximately $2,700 (2.0%) primarily as a result of an increase in equipment and comuter lease expense, partially offset by a decrease in state tax payments.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to remain at the current level for the foreseeable future.

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 29, 2005                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 29, 2005                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  July 29, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 29, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 29, 2005