Form 10-Q
period 2005-09-30
DSI REALTY INCOME FUND VII
filed 2005-11-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                       September 30,       December 31,
                                            2005             2004
ASSETS

CASH AND CASH EQUIVALENTS                $  791,858       $  616,045
PROPERTY, Net                             2,245,236        2,268,876

OTHER ASSETS                                 89,124           67,773
                                         ----------       ----------
TOTAL                                    $3,126,218       $2,952,694
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Capital lease obligation                    110,104         146,354
Other liabilities                           386,092         371,428
                                         ----------      ----------
Total liabilities                           738,620         760,206
                                         ----------      ----------

PARTNERS' EQUITY (DEFICIT):
     General Partners                       (83,893)         (85,844)
     Limited Partners                     2,471,491        2,278,332
                                         ----------      -----------
  Total partners' equity                  2,387,598        2,192,488
                                         ----------      -----------
TOTAL                                    $3,126,218       $2,952,694
                                         ==========       ==========

See accompanying notes to financial statements.


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                        September 30,    September 30,
                                            2005              2004

REVENUES:

Rental                                   $  694,711        $  635,270
                                         ----------        ----------
EXPENSES:

Operating                                   312,440           281,021
General and administrative                   52,499            42,084
                                         ----------        ----------
     Total expenses                         364,939           323,105
                                         ----------        ----------
OPERATING INCOME                            329,772           312,165

OTHER INCOME
  Interest                                      163               162
                                         ----------        ----------

NET INCOME                               $  329,935        $  312,327
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  326,636        $  309,204
    General Partners                          3,299             3,123
                                         ----------        ----------
TOTAL                                    $  329,935        $  312,327
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.61        $    12.88
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements.


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                       September 30,     September 30,
                                            2005               2004

REVENUES:
Rental                                   $2,003,498        $1,911,132
                                         ----------        ----------
EXPENSES:
Operating                                   891,629           807,541
General and administrative                  189,970           176,814
                                         ----------        ----------
Total expenses                            1,081,599           984,355
                                         ----------        ----------
OPERATING INCOME                            921,899           926,777

OTHER INCOME
  Interest                                      483               482
                                         ----------        ----------
NET INCOME                               $  922,382        $  927,259
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  913,159        $  917,986
 General Partners                             9,223             9,273
                                         ----------        ----------
TOTAL                                    $  922,382        $  927,259
                                         ==========        ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $38.05            $38.25
                                             ======            ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000
                                             ======            ======

See accompanying notes to financial statements.




STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005            ($85,844)     $2,278,332   $2,192,488

NET INCOME                               9,223         913,159      922,382
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2005         ($83,893)     $2,471,491   $2,387,598
                                      ========      ==========   ==========


See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                     September 30,     September 30,
                                          2005              2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 922,382          $ 927,259

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         23,640

    Changes in assets and
	liabilities:

     Increase in other assets            (21,351)             (198)

    (Decrease) increase in liabilities   (21,586)           11,454
                                        --------          --------
Net cash provided by
   operating activities                  903,085           938,515


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (727,272)          (727,272)
                                        --------          ---------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     175,813            211,243

CASH AND CASH EQUIVALENTS:

     At beginning of period              616,045            674,918
                                       ---------          ---------
     At end of period                  $ 791,858          $ 886,161
                                       =========          =========

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

The accompanying financial information as of September 30, 2005, and for the periods ended September 30, 2005, and 2004, is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated useful life of 15 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation is as follows:

                                   September 30, 2005   December 31, 2004

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,685,522         7,685,522
    Equipment                                 242,222           242,222
                                         ------------      ------------
    Total                                  10,017,544        10,017,544
    Less: Accumulated Depreciation        ( 7,772,308)      ( 7,748,668)
                                         ------------      ------------
    Property - Net                       $  2,245,236      $  2,268,876
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended September 30, 2005, and 2004, total revenues increased 9.4% from $635,270 to $694,711 and total expenses increased 12.9% from $323,105 to $364,939 and other income increased from $162 to $163. As a result, net income increased 5.6% from $312,327 for the three-month period ended September 30, 2004, to $329,935 for the same period in 2005. Rental revenue increased as a result of higher occupancy and unit rental rates and sales of locks and packing materials. Occupancy levels for the Partnership's six mini-storage facilities averaged 88.1% for the three-month period ended September 30, 2005 and 84.8% for the same period in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $31,400 (11.2%) primarily as a result of increases in salaries and wages, purchase of locks and packing materials, truck insurance and maintenance and depreciation expenses, partially offset by a decrease in advertising and workers' compensation expenses. General and administrative expenses increased approximately $10,400 (24.8%) primarily as a result of an increase in legal and professional and equipment and computer lease expenses.

For the nine-month period ended September 30, 2005, and 2004, total revenues increased 4.8% from $1,911,132 to $2,003,498 and total expenses increased 9.9% from $984,355 to $1,081,599 and other income increased from $482 to $483. As a result, net income decreased 0.5% from $927,259 for the nine months ended September 30, 2004, to $922,382 for the same period in 2005. Rental revenue increased for the reasons discussed above. Operating expenses increased approximately $84,100 (10.4%) primarily as a result of increases in real estate tax, purchase of locks and packing materials, salaries and wages, de-preciation, truck insurance and maintenance, bank and credit card fee expenses, partially offset by a decrease in advertising expense. General and admini-strative expenses increased approximately $13,200 (7.5%) primarily as a result of an increase in legal and professional and equipment and computer lease expense, partially offset by a decrease in state tax payments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2005             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2005             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  October 31, 2005



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


    Date:  October 31, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2005