Form 10-K
period 2005-12-31
DSI REALTY INCOME FUND VII
filed 2006-03-31
CIK 719581

DSI REALTY INCOME FUND VII



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2005. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2005, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 2005 and December 31, 2004 were as follows:




Location of Property       Average Occupancy         Average Occupancy
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 2005             Dec. 31, 2004

Chico, California               91%                       84%

Fairfield, California           84%                       85%

Ft. Collins, Colorado           83%                       83%

LaVerne, California             91%                       86%

Littleton, Colorado             81%                       77%

Riverside, California           88%                       87%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 1a. RISK FACTORS

Our operations are concentrated in California, and our operational and financial performance depends on the economies in that market, changes in such market may adversely affect our financial condition.
Our Properties are located in four cities in California. We thus do not have a broad geographic distribution of our properties. Like other real estate markets, these markets have experienced economic down turns in the past, as well as broader economic slow downs in the United States. Such a down turn can lead to lower occupancy rates and, consequently, downward pressure on rental rates. Furthermore, such a climate might affect our ability to attract and keep new tenants in our mini-storage facilities. A prolonged decline in the economies of these real estate markets could adversely affect our finan-cial position, results of operation, cash flow, and ability to make distributions.

Some Potential Losses Are Not Covered By Insurance.
We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, types of losses, such as lease and other contract claims and acts of war that generally are not insured. We cannot be assured that we will be able to renew insurance coverage upon expiration of our policies in an adequate amount or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and mold or, if offered, these types of insurance may be prohibitively expensive. Should uninsured loss or a loss in excess from insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property. We cannot be assured that material losses in excess of insurance proceeds will not occur in the future. If any of our Properties were to experience catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the Property. Such events could adversely affect our cash flow and ability to make distributions to shareholders.

Because real estate is illiquid, we may not be able to sell Properties when appropriate.
Real estate investments generally, mini-storage facilities like those that we own, in particular, often cannot be sold quickly. Consequently, we may not be able to sell Properties when appropriate. This could adversely affect our cash flow and ability to make distributions.

Our operating costs might rise, which might reduce our profitability and have an adverse affect on our cash flow and our ability to make distributions to shareholders.
We might face higher operating expenses as a result of rising costs generally, and in particular as a result of increased costs following a terrorist attack or other catastrophic event. For example, it might cost more in the future for security, property/casualty and liability insurance, and property mainten-ance. As noted above, when our insurance policies expire, the cost of premiums for comparable coverage might be significantly higher after such an event when it is time to renew our coverage, which could then increase our operating expenses and reduce or profitability and our cash flow. Because of rising costs in general, we might experience increases in our property maintenance costs, such as for cleaning and electricity. If operating expenses increase dramatically, the availability of other comparable mini-storage facilities in our specific geographic markets might limit our ability to increase rents, which could reduce our profitability (if operating expenses increase without a corresponding increase in revenues) and limit our ability to make distributions.

We face significant competition.
We compete with numerous other owners of mini-storage facilities for tenants. Some of these competitors have significantly greater financial resources than we do. Such competition may reduce our ability to attract and keep and retain tenants, and may increase vacancies, which increases may lower rental rates. In addition, some of our competitors may be willing, because their properties may have vacancy rates higher than those for our properties, to make space available at lower prices than the space in our properties. We cannot be assured that this competition will not adversely affect our cash flow and ability to make distributions.

Our ability to make distributions is subject to various risks.
We have been paying quarterly distributions since inception. Our ability to make distributions in the future will depend upon:

   -       Financial performance of our Property;
   -       The absence of significant expenditures relating to environmental and regulator matters; and
   -       Our ability to attract and maintain tenants.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse affect on our cash flow and our ability to make distributions.

Changes in the law may adversely affect our cash flow.
The Properties are subject to various regulatory requirements, such as those relating to the environment, fire and safety. Our failure to comply with these requirements could result in the imposition of fines and damage awards. Additionally, the cost to comply with any new or different regulation could adversely affect our cash flow and our ability to make distributions. While we believe that the Properties are currently in material compliance with all such requirements, we cannot be assured that these requirements will not change our that newly imposed requirements will not require significant unanticipated expenditures.

Should we incur long-term indebtedness, it will subject us to additional risks. Like other real estate companies, should we incur indebtedness on our proper-ties, we will be subject to risks normally associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness. If such debt cannot be paid, refinanced or extended at maturity, in addition to our failure to repay our debt, we may not be able to make distributions at expected levels or at all. Furthermore, an increase in interest expense could adversely affect our cash flow and ability to make distributions to Limited Partners.
If we should not meet our debt service obligations, any Properties securing such indebtedness could be foreclosed on, which would have a material adverse affect on our cash flow and ability to make distributions and, depending on the number of Properties foreclosed on, could threaten our continued viability. Our organizational documents do not contain any limitation on our ability to incur debt secured by our Properties. Accordingly, we could place financing on our Properties almost without restriction. If we were to take such action, the debt service could adversely affect our cash flow and ability to make dis-tributions and would include the risk of default on such indebtedness. There are no plans to incur any long-term indebtedness on any of the Partnership's Properties.

Environmental problems at the Properties are possible and may be costly. Federal, state and local laws, ordinances and regulations may require a current or previous owner or operator of real estate to investigate and clean up hazard-ous or toxic substances or releases at such property. The owner or operator may be forced to pay for property damage and for investigation and clean up costs incurred by others in connection with environmental contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of contaminates. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamin-ation emanating from that site. These costs may be substantial and the presence of such substances may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral.

Environmental laws that govern the presence, maintenance and removal of asbestos require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, notifying and train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

To the best of our knowledge, asbestos was not used in the construction of any of the Properties. Tenants of the Partnership's mini-storage facilities are prohibited from storing hazardous or toxic substances or from even bringing hazardous or toxic substances onto the property. To the best knowledge of the General Partners, there are no instances of storage or release of hazardous or toxic substances at any of the Partnership's Properties. However, there can be no guaranty that one or more tenants did not actually store such materials or cause releases at any of the Partnership's Properties. If these conditions should occur, we may need to undertake a target remediation program which could become costly and could necessitate the temporary location of some or all of the Properties' tenants or require rehabilitation of the affected property.

Americans With Disabilities Act compliance can be costly.
Under the Americans With Disabilities Act of 1990 ("ADA"), all public accom-modations and commercial facilities, must meet certain Federal requirements related to access and use by disabled persons. Compliance with the ADA re-quirements could involve removal of structural barriers from certain disabled persons' entrances, which could adversely affect our financial condition, and results of operations. Other Federal, state or local laws may require modifi-cations to or restrict further renovations of our Properties with respect to such accesses. Although we believe that our Properties are currently in material compliance with present requirements, non-compliance with the ADA or similar or related laws or regulations could result in the United States govern-ment imposing fines or private litigants being awarded damages against us. In addition, we do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. Such costs may adversely affect our cash flow and ability to make distributions.

Partnership's status as a limited partnership is dependent on compliance with Federal income tax requirements.
Failure of the Partnership to be treated as a limited partnership would have serious adverse consequences to holders of our Units. If the IRS were to successfully challenge the tax status of the Partnership for Federal income tax purposes, the Partnership would be treatable as a corporation. In such event, the imposition of a corporate tax on the Partnership would reduce the amount of cash available for distribution from such Partnership to the Limited Partners. We do not anticipate such a challenge.

We are dependent upon our key personnel.
We are dependent upon our key personnel whose continued service is not guar-anteed. We are dependent upon our independent property manager for experience in managing mini-storage facilities. While we believe we could find replace-ments for these key personnel, loss of their services could adversely affect our operations.



Item 1b. UNRESOLVED STAFF COMMENTS

         None.



Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2005 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 880 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.27 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $13.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $11.35 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003.




Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, 2003, 2002, and 2001
         --------------------------------------------------------------------
                     2005         2004         2003         2002        2001
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,690,456   $2,515,273   $2,577,993   $2,614,292   $2,597,851

TOTAL
EXPENSES           1,486,893    1,266,869    1,286,265    1,320,183    1,210,651
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,203,563   $1,248,404   $1,291,728   $1,294,109   $1,387,200
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $2,965,501   $2,952,694   $2,833,436   $2,650,108   $2,696,934
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING         $1,276,611   $1,260,613   $1,277,591   $1,310,542   $1,344,360
INVESTING            (10,308)     (23,858)        -            -            -
FINANCING         (1,227,053)  (1,295,628)  (1,100,643)  (1,343,293) (1,282,481)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    49.65   $    51.50   $    53.28   $    53.38   $    57.22
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    49.07   $    52.98   $    45.40   $    55.41   $    52.90
                  ==========   ==========   ==========   ==========   ==========


====================================


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



                              RESULTS OF OPERATIONS

2005 COMPARED TO 2004

     Total revenues increased from $2,514,629 in 2004 to $2,689,810 in 2005, while total expenses increased from $1,266,869 to $1,486,893, other income increased from $644 to $646 resulting in a decrease in net income from $1,248,404 to $1,203,563. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 86.3% and 83.5% for the years ended December 31, 2005 and 2004 respectively. The Partnership continued its adver-tising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $92,900 (11.4%) increase in operating expenses was due primarily to increases in purchase of locks, real estate tax and salaries and wages expenses, partially offset by a decrease in advertising expense. General and administrative expenses increased approximately $62,300 (31.2%) primarily as a result of increases in legal and professional fees, office supplies and equipment and computer lease expenses. The General Partners' incentive management fee which is based on cash available for distribution, remained relatively constant. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.


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



                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased approximately $16,000 (1.3%) in 2005 compared to 2004 primarily due to the increase in customer deposits and other liabilities, partially offset by a decrease in net income. Net cash provided by operating activities decreased approximately $17,000 (1.3%) in 2004 compared to 2003 primarily due to the decrease in net income, partially offset by an increase in customer deposits and other lia-bilities.

    Cash used in investing activities, as set forth in the statement of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties in 2005 and 2004. The Partnership has no material commitments for capital expenditures.

    Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2005, 2004 and 2003 and payments on capital lease obligations in 2005 and 2004. Special distributions of 1.75%, 2.5%, and 1.0% of capital contributed by Limited Partners, were declared and paid on December 15, 2005, 2004, and 2003, respectively.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



Summarized quarterly financial data for the years ended December 31, 2005 and 2004 was as follows:

                                            2005 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $644,047   $664,740   $694,711        $686,312

Net income                  297,500    294,947    329,935         281,181

Net income per
  limited partnership unit $  12.27   $  12.17   $  13.61        $  11.60

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000



                                            2004 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $642,833   $633,029   $635,270        $603,497

Net income                  327,568    287,364    312,327         321,145

Net income per
  limited partnership unit $  13.51   $  11.85   $  12.88        $  13.26

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000




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

Item 9b. OTHER INFORMATION
         None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2005, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 72 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 77 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 83 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2005, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2005 were $29,640 and for 2004 were $26,920.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2005 were $22,600 and for 2004 were $20,900. Most of the fees related to preparation of the Partner-ship's tax returns.


                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2005, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2005.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 2006
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 2006
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 31, 2006
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 31, 2006
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2005, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2005

-----------------------------------------------------------------------------
                     2005         2004         2003         2002        2001
                     ----         ----         ----         ----        ----


TOTAL REVENUES
AND OTHER
INCOME          $2,690,456   $2,515,273   $2,577,993   $2,614,292   $2,597,851

TOTAL
EXPENSES         1,486,893    1,266,869    1,286,265    1,320,183    1,210,651
                ----------   ----------   ----------   ----------   ----------

NET
INCOME          $1,203,563   $1,248,404   $1,291,728   $1,294,109   $1,387,200
                ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS          $2,965,501   $2,952,694   $2,833,436   $2,650,108   $2,696,934
                ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING       $1,276,611   $1,260,613   $1,277,591   $1,310,542   $1,344,360
INVESTING          (10,308)     (23,858)        -            -            -
FINANCING       (1,227,053)  (1,295,628)  (1,100,643)  (1,343,293) (1,282,481)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT            $    49.65   $    51.50   $    53.28   $    53.38   $    57.22
                ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT            $    49.07   $    52.98   $    45.40   $    55.41   $    52.90
                ==========   ==========   ==========   ==========   ==========




The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2005.

                                                         Net          Partners'
                                                        Income         Equity

Per financial statements                             $ 1,203,563    $ 2,206,478
Excess tax depreciation                                    1,755       (151,510)
Accrued incentive management fees                                       221,117
Deferred rental revenues                                                 85,723
Accrued expenses                                          17,200         27,000
Accrued property taxes                                       (73)      (101,332)
Fixed asset adjustment                                   (37,480)       169,344
Excess book distribution                                                242,415
Tax expense adjustment                                    (7,755)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,177,210    $ 2,699,235
                                                     ===========    ===========
Net taxable income per
limited partnership unit                             $     48.56
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


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page

FINANCIAL STATEMENTS:

    Report of Independent Registered Public
        Accounting Firm                                                      F-1


    Balance Sheets as of December 31, 2005 and 2004                          F-2

    Statements of Income for each of the Three
        Years Ended December 31, 2005                                        F-3

    Statements of Changes in Partners' Equity (Deficit)for each
        of the Three Years Ended December 31, 2005                           F-4

    Statements of Cash Flows for each of the Three Years
        Ended December 31, 2005                                              F-5

    Notes to Financial Statements                                            F-6

SUPPLEMENTAL SCHEDULE:                                                      F-10

    Schedule III - Real Estate and Accumulated Depreciation
                   as of December 31, 2005                                  F-11


    NOTE:

     Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California limited partnership (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and dis-closures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evlauating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Los Angeles, California

March 27, 2006




DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------


ASSETS                                                  2005             2004

CASH AND CASH EQUIVALENTS                           $   655,295      $  616,045

PROPERTY, net (Note 3)                                2,246,183       2,268,876

OTHER ASSETS                                             64,023          67,773
                                                    -----------      -----------
TOTAL                                               $ 2,965,501      $2,952,694
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               250,672          250,403
Property management fees payable                         14,821           13,066
Customer deposits and other liabilities                 124,720          107,959
Capital lease obligations (Note 3)                      126,386          146,354
                                                    -----------      -----------
Total liabilities                                       759,023          760,206
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (85,704)        (85,844)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2005 and 2004)                        2,292,182       2,278,332
                                                   ------------      -----------
Total partners' equity                                2,206,478       2,192,488
                                                   ------------      -----------
TOTAL                                               $ 2,965,501     $ 2,952,694
                                                   ============      ===========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                               2005         2004         2003

REVENUES:
Rental                                      $2,689,810   $2,514,629   $2,577,321
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                   50,513        2,386         -
 Operating                                     907,840      814,977      781,921
 General and administrative                    261,758      199,484      248,000
 Interest expense                                8,770
 General partners' incentive
  management fee (Note 4)                      123,265      120,973      127,790
 Property management fee                       134,747      129,049      128,554
                                            ----------   ----------   ----------
Total expenses                               1,486,893    1,266,869    1,286,265
                                            ----------   ----------   ----------
OPERATING INCOME                             1,202,917    1,247,760    1,291,056

OTHER INCOME-
 Interest income                                   646          644          672

                                            ----------   ----------   ----------
NET INCOME                                  $1,203,563   $1,248,404   $1,291,728
                                            ==========   ==========   ==========

NET INCOME ALLOCATED TO (Note 4):
Limited partners                            $1,191,527   $1,235,920   $1,278,811
General partners                                12,036       12,484       12,917
                                            ----------   ----------   ----------
TOTAL                                       $1,203,563   $1,248,404   $1,291,728
                                            ==========   ==========   ==========
NET INCOME ALLOCATED TO LIMITED
PARTNERS PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    49.65   $    51.50   $    53.28
                                            ==========   ==========   ==========

See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 2003               $(87,395)    $ 2,124,772     $ 2,037,377

 Net income                              12,917       1,278,811       1,291,728

 Distributions                          (11,006)     (1,089,637)     (1,100,643)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2003              (85,484)      2,313,946       2,228,462

 Net income                              12,484       1,235,920       1,248,404

 Distributions                          (12,844)     (1,271,534)     (1,284,378)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2004              (85,844)      2,278,332       2,192,488

 Net income                              12,036       1,191,527       1,203,563

 Distributions                          (11,896)     (1,177,677)     (1,189,573)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2005             $(85,704)    $ 2,292,182     $ 2,206,478
                                       =========    ===========     ===========


See accompanying notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2005
--------------------------------------------------------------------------------


                                            2005          2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,203,563   $ 1,248,404   $ 1,291,728
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                               50,513         2,386
 Changes in assets and liabilities:
  Other assets                                3,750           945        (6,380)
  Incentive management fee
    payable to general partners                 269        (4,173)       (7,932)
  Property management fees payable            1,755         2,813           175
  Customer deposits and
   other liabilities                         16,761        10,238
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,276,611     1,260,613     1,277,591


CASH FLOWS USED IN INVESTING
 ACTIVITIES- Additions to property          (10,308)      (23,858)

CASH FLOWS USED IN FINANCING ACTIVITIES -
Distributions to partners                (1,189,573)   (1,284,378)   (1,100,643)
Payments on capital lease obligations       (37,480)      (11,250)
                                        -----------   -----------   ------------
 Net cash used in financing activities   (1,227,053)   (1,295,628)   (1,100,643)

NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                             39,250       (58,873)      176,948

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        616,045       674,918       497,970
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   655,295   $   616,045   $   674,918
                                        ===========   ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION - Cash paid
 during the year for interest           $     8,770         -              -
                                        ===========   ===========   ============

NON CASH INVESTING AND
    FINANCING ACTIVITIES -

 Acquisition of trucks utilizing
 capital leases                         $    17,512   $   157,604   $     -
                                        ===========   ===========   ============



See accompanying notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2005


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

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose for the year ended December 31, 2005 is $26,353.

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

        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair market value of the property. No impairment losses were required in 2005, 2004 and 2003.

        Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, other assets, distributions due partners, incentive management fee payable to general partners, pro-perty management fee payable, and customer deposits and other liabil-ities, carrying values approximate fair values because of short matur-ity of those instruments. The carrying values of the capital lease obligations approximates fair value because the terms of the instru-ments are similar to terms available to the Partnership for similar types of leasing agreements.

        Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions.

        Recent Accounting Pronouncement - In March 2005, the Financial Account-ing Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retire-ment Obligations ("FIN 47"). FIN 47 clarifies guidance provided in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The term asset retirement obligation refers to a legal oblifation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 was effective for fiscal years ending after December 15, 2005. The adop-tion of the interpretation did not have a material effect on the Part-nership's financial statements.

          In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"), to replace APB Opinion No. 20, Reporting Accounting Changes in Interim Financial Statements ("APB 20"). SFAS 154 changes the requirements for the accounting for and reporting of change in accounting principle and requires retrospective application to prior periods' financial statements, unless it is impracticable to determine period specific effects or the cumulative effect of the change. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

        Reclassification - The Partnership reclassified the change in payments on capital lease obligations in the statements of cash flows from an operating activity to a financing activity. This reclassification does not affect the total net change in cash and cash equivalents and has no impact on the Partnership's balance sheet, statements of income, and statements of changes in partners' equity (deficit).


3.      PROPERTY
        The total cost of property and accumulated depreciation as of December 31, 2005 and 2004, is as follows:

                                                  2005            2004

       Land                                   $ 2,089,800     $ 2,089,800
       Buildings and improvements               7,780,448       7,770,140
       Rental trucks under
         capital leases                           175,116         157,604
                                              -----------     -----------

       Total                                   10,045,364      10,017,544
       Less accumulated depreciation           (7,799,181)     (7,748,668)
                                              -----------     -----------
       Property-net                           $ 2,246,183     $ 2,268,876
                                              ===========     ===========

      The rental trucks under capital leases were not placed into service until January 2005 and therefore no depreciation expense was recorded during 2004. Depreciation expense of $44,710 was recorded in 2005.

      The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2005 are summarized as follows:

      2006                                             $ 45,000
      2007                                               45,000
      2008                                               45,000
                                                        -------
      Total future minimum payment obligations          135,000
      Less interest portion                               8,614
                                                        -------
      Present value of net minimum lease payments      $126,386
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



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  932,373   $11,148         $209,700  $  943,521  $1,153,221    940,098  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,267,896    15,666          264,500   1,283,562   1,548,062  1,281,730  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,396,960    16,443          375,100   1,413,403   1,788,503  1,407,283  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,391,210    21,145          356,000   1,412,355   1,768,355  1,407,132  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,974    19,305          453,250   1,263,279   1,716,529  1,256,890  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,811    40,517          431,250   1,464,328   1,895,578  1,461,338  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,656,224  $124,224       $2,089,800  $7,780,448 $ 9,870,248 $7,754,471
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2003               $ 9,836,082     $7,746,282
                 Additions                                  -               -
                                                      -----------     ----------
               Balance, December 31, 2003             $ 9,836,082     $7,746,282
                 Additions                                 23,858          2,386
                                                      -----------     ----------
               Balance, December 31, 2004             $ 9,859,940     $7,748,668
                 Additions                                 10,308          5,803
                                                      -----------     ----------
               Balance, December 31, 2005             $ 9,870,248     $7,754,471
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 27, 2006

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2005 and 2004, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2005 accompanied by a report of independent registered public accounting firm. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limit-ed partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2005 and December 31, 2004 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2005              Dec. 31, 2004


Chico, California                      91%                       84%

Fairfield, California                  84%                       85%

Ft. Collins, Colorado                  83%                       83%

LaVerne, California                    91%                       86%

Littleton, Colorado                    81%                       77%

Riverside, California                  88%                       87%



     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2006



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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to re-cord, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 27, 2006



    Richard P. Conway
    Vice President




                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund VII (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 27, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned of DSI Realty Income Fund VII (the "Partnership), hereby certifies, to his knowledge, that:

  (i) the accompanying Annual Report on Form 10-K of the Partnership for the fiscal year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and

 (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    Richard P. Conway
                                    Vice President
                                    March 27, 2006