Form 10-Q
period 2006-03-31
DSI REALTY INCOME FUND VII
filed 2006-05-12
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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


BALANCE SHEETS(UNAUDITED)
MARCH 31, 2006 AND DECEMBER 31, 2005



                                          March 31,      December 31,
                                            2006             2005

ASSETS

CASH AND CASH EQUIVALENTS                $  726,969       $  655,295
PROPERTY, NET                             2,233,551        2,246,183

OTHER ASSETS                                 64,023           64,023
                                         ----------       ----------
TOTAL                                    $3,024,543       $2,965,501
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY


LIABILITIES

Distribution to Partners                 $  242,424       $  242,424
Capital lease obligation                    115,854          126,386
Other liabilities                           383,229          390,213
                                         ----------       ----------
Total liabilities                           741,507          759,023
                                         ----------       ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (84,938)         (85,704)
     Limited Partners                     2,367,974        2,292,182
                                         ----------       ----------
  Total partners' equity                  2,283,036        2,206,478
                                         ----------       ----------
TOTAL                                    $3,024,543       $2,965,501
                                         ==========       ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                          March 31,         March 31,
                                            2006              2005

REVENUES:

Rental                                   $  695,134        $ 644,047
                                         ----------        ---------
EXPENSES:

Operating                                   294,450          269,036
General and administrative                   81,864           77,670
                                         ----------        ---------
     Total expenses                         376,314          346,706
                                         ----------        ---------

OPERATING INCOME                            318,820          297,341

OTHER INCOME
     Interest                                   162              159
                                         ----------        ---------
NET INCOME                               $  318,982        $ 297,500
                                         ==========        =========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited partners                     $  315,792        $ 294,525
    General partners                          3,190            2,975
                                         ----------        ---------
TOTAL                                    $  318,982        $ 297,500
                                         ==========        =========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.16        $   12.27
                                         ==========        =========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000           24,000
                                             ======           ======

See accompanying notes to financial statements(unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($85,704)     $2,292,182   $2,206,478

NET INCOME                               3,190         315,792      318,982
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2006             ($84,938)     $2,367,974   $2,283,036
                                      ========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005



                                       March 31,          March 31,
                                          2006              2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 318,982          $ 297,500

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         12,632

    Changes in assets and
	liabilities:

    Increase in other assets                                 (7,117)

    Decrease in liabilities              (17,516)           (24,000)
                                         -------            -------
Net cash provided by
   operating activities                  314,098            266,383

CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (242,424)          (242,424)
                                         -------            -------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS                       71,674             23,959

CASH AND CASH EQUIVALENTS:

     At beginning of period              655,295            616,045
                                       ---------          ---------
     At end of period                  $ 726,969          $ 640,004
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

The accompanying financial information is unaudited. Such financial information includes all adjustments, which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. Property under capital leases is amoritized over the lives of the respective leases. The total cost of property and accumulated depreciation is as follows:

                                               March 31,      December 31,
                                                  2006            2005

        Land                                 $  2,089,800     $  2,089,800
        Buildings and improvements              7,780,448        7,780,448
        Rental trucks
         under capital leases                     175,116          175,116
                                             ------------     ------------
        Total                                  10,045,364       10,045,364
        Less: Accumulated Depreciation        ( 7,811,813)     ( 7,799,181)
                                             ------------     ------------
        Property - Net                       $  2,233,551     $  2,246,183
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

     In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash avail-able for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2006 and 2005, total revenues increased 7.9% from $644,047 to $695,134, total expenses increased 8.5% from $346,706 to $376,314 and other income increased from $159 to $162. As a result, net income increased 7.2% from $297,500 for the three-month period ended March 31, 2005, to $318,982 for the same period in 2006. Occupancy levels for the Partnership's six mini-storage facilities averaged 82% for the three-month period ended March 31, 2006, and 83% for the same period in 2005. Rental revenue increased as a result of higher unit rental rates. The Partner-ship is continuing its marketing effort to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $25,400 (9.4%) primarily as a result of increases in maintenance and repair, property management fees, salaries and wages and depreciation expenses, par-tially offset by a decrease in advertising and office supplies expenses. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. General and administrative expenses in-creased approximately $4,200 (5.4%) primarily as a result of increases in incentive management and legal and professional expenses, partially offset by a decrease in equipment and computer lease expenses.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the inform-ation is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Parnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 27, 2006. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities nad Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2006                 DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 12, 2006                 DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


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


    Date:  May 12, 2006



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


    Date:  May 12, 2006




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 12, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 12, 2006