Form 10-Q
period 2006-06-30
DSI REALTY INCOME FUND VII
filed 2006-08-11
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BALANCE SHEETS(UNAUDITED)
JUNE 30, 2006 AND DECEMBER 31, 2005

                                          June 30,       December 31,
                                            2006             2005
ASSETS

CASH AND CASH EQUIVALENTS                $  769,398       $  655,295
PROPERTY, Net                             2,223,824        2,246,183

OTHER ASSETS                                 64,023           64,023
                                         ----------       ----------
TOTAL                                    $3,057,245       $2,965,501
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Capital lease obligation                    107,441         126,386
Other liabilities                           323,800         390,213
                                         ----------      ----------
Total liabilities                           673,665         759,023
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (83,933)        (85,704)
     Limited Partners                     2,467,513       2,292,182
                                         ----------      ----------
  Total partners' equity                  2,383,580       2,206,478
                                         ----------      ----------
TOTAL                                    $3,057,245      $2,965,501
                                         ==========      ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005


                                          June 30,          June 30,
                                            2006              2005

REVENUES:

Rental                                   $  719,919        $  664,740
                                         ----------        ----------
EXPENSES:

Operating                                   299,816           310,153
General and administrative                   77,297            59,801
                                         ----------        ----------
     Total expenses                         377,113           369,954
                                         ----------        ----------
OPERATING INCOME                            342,806           294,786

OTHER INCOME
  Interest                                      162               161
                                         ----------        ----------

NET INCOME                               $  342,968        $  294,947
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  339,538        $  291,998
    General Partners                          3,430             2,949
                                         ----------        ----------
TOTAL                                    $  342,968        $  294,947
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    14.15        $    12.17
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                          June 30,           June 30,
                                            2006               2005

REVENUES:
Rental                                   $1,415,053        $1,308,787
                                         ----------        ----------
EXPENSES:
Operating                                   594,266           579,189
General and administrative                  159,161           137,471
                                         ----------        ----------
Total expenses                              753,427           716,660
                                         ----------        ----------
OPERATING INCOME                            661,626           592,127

OTHER INCOME
  Interest                                      324               320
                                         ----------        ----------
NET INCOME                               $  661,950        $  592,447
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  655,331        $  586,523
 General Partners                             6,619             5,924
                                         ----------        ----------
TOTAL                                    $  661,950        $  592,447
                                         ==========        ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $27.31            $24.44
                                             ======            ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited)




STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($85,704)     $2,292,182   $2,206,478

NET INCOME                               6,619         655,331      661,950
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2006              ($83,933)     $2,467,513   $2,383,580
                                      ========      ==========   ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                        June 30,          June 30,
                                          2006              2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 661,950          $ 592,447

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         22,359             14,635

    Changes in assets and
	liabilities:

     Increase in other assets                  0            (14,234)

     Decrease in other liabilities       (66,413)           (70,318)
                                        --------           --------
Net cash provided by
   operating activities                  617,896            522,530


CASH FLOWS FROM FINANCING ACTIVITIES -

     Distributions to partners          (484,848)          (484,848)

     Payments on capital
       lease obligations                 (18,945)                 0
                                        --------          ---------
     Net cash used in
      financing activities              (503,793)          (484,848)
                                        --------          ---------

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     114,103             37,682

CASH AND CASH EQUIVALENTS:

     At beginning of period              655,295            616,045
                                       ---------          ---------
     At end of period                  $ 769,398          $ 653,727
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:



                                        June 30, 2006    December 31, 2005

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,780,448         7,780,448
    Rental trucks
      under capital leases                    175,116           175,116
                                         ------------      ------------
    Total                                  10,045,364        10,045,364
    Less: Accumulated Depreciation        ( 7,821,540)      ( 7,799,181)
                                         ------------      ------------
    Property - Net                       $  2,223,824      $  2,246,183
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended June 30, 2006, and 2005, total revenues increased 8.3% from $664,740 to $719,919 and total expenses increased 1.9% from $369,954 to $377,113 and other income increased from $161 to $162. As a result, net income increased 16.3% from $294,947 for the three-month period ended June 30, 2005, to $342,968 for the same period in 2006. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 87.4% for the three-month period ended June 30, 2005 and 87.8% for the same period in 2005. The Partner-ship is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximate-ly $10,300 (3.3%) primarily as a result of decreases in salaries and wages, purchase of locks and packing materials, truck insurance and maintenance and legal and professional fee expenses, partially offset by an increase in ad-vertising, depreciation and property management fee expenses. Property manage-ment fees, which are based on revenue increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $17,500 (29.3%) primarily as a result of an increase in incentive management and legal and professional expenses and state tax payments.

For the six-month period ended June 30, 2006, and 2005, total revenues increased 8.1% from $1,308,787 to $1,415,053 and total expenses increased 5.1% from $716,660 to $753,427 and other income increased from $320 to $324. As a result, net income increased 11.7% from $592,447 for the six-months ended June 30, 2005, to $661,950 for the same period in 2006. Rental revenue increased for the reasons discussed above. Operating expenses increased approximately $15,100 (2.6%) primarily as a result of increases in advertis-ing, maintenance and repair, property management fee, salaries and wages, depreciation and bank and credit card fee expenses, partially offset by a decrease in purchase of locks and packing materials and office supplies expenses. The increase in property management fees was discussed above. General and administrative expenses increased approximately $21,700 (15.8%) for the reasons discussed above.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2006.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2006                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  July 31, 2006                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


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



    Date:  July 31, 2006



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



    Date:  July 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





                                    Richard P. Conway
                                    Vice President
                                    July 31, 2006