Form 10-Q
period 2006-09-30
DSI REALTY INCOME FUND VII
filed 2006-11-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                       September 30,      December 31,
                                            2006             2005
ASSETS

CASH AND CASH EQUIVALENTS                $  902,985       $  655,295
PROPERTY, Net                             2,216,004        2,246,183

OTHER ASSETS                                 64,023           64,023
                                         ----------       ----------
TOTAL                                    $3,183,012       $2,965,501
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Capital lease obligation                     97,751         126,386
Other liabilities                           386,797         390,213
                                         ----------      ----------
Total liabilities                           726,972         759,023
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (83,208)        (85,704)
     Limited Partners                     2,539,248       2,292,182
                                         ----------      ----------
  Total partners' equity                  2,456,040       2,206,478
                                         ----------      ----------
TOTAL                                    $3,183,012      $2,965,501
                                         ==========      ==========

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                        September 30,     September 30,
                                            2006              2005

REVENUES:

Rental                                   $  693,176        $  694,711
                                         ----------        ----------
EXPENSES:

Operating                                   335,190           312,440
General and administrative                   43,264            52,499
                                         ----------        ----------
     Total expenses                         378,454           364,939
                                         ----------        ----------
OPERATING INCOME                            314,722           329,772

OTHER INCOME
  Interest                                      162               163
                                         ----------        ----------

NET INCOME                               $  314,884        $  329,935
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  311,735        $  326,636
    General Partners                          3,149             3,299
                                         ----------        ----------
TOTAL                                    $  314,884        $  329,935
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.99        $    13.61
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                         September 30,      September 30,
                                            2006               2005

REVENUES:
Rental                                   $2,108,229        $2,003,498
                                         ----------        ----------
EXPENSES:
Operating                                   929,456           891,629
General and administrative                  202,425           189,970
                                         ----------        ----------
Total expenses                            1,131,881         1,081,599
                                         ----------        ----------
OPERATING INCOME                            976,348           921,899

OTHER INCOME
  Interest                                      486               483
                                         ----------        ----------
NET INCOME                               $  976,834        $  922,382
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                        $  967,066        $  913,159
 General Partners                             9,768             9,223
                                         ----------        ----------
TOTAL                                    $  976,834        $  922,382
                                         ==========        ==========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                           $40.29            $38.05
                                             ======            ======
LIMITED PARTNERSHIP UNITS USED
  IN PER UNIT CALCULATION                    24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited)




STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006            ($85,704)     $2,292,182   $2,206,478

NET INCOME                               9,768         967,066      976,834
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2006         ($83,208)     $2,539,248   $2,456,040
                                      ========      ==========   ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                      September 30,     September 30,
                                          2006              2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 976,834          $ 922,382

Adjustments to reconcile net
   income to net cash provided
   by operating activities:

     Depreciation                         30,179             23,640

    Changes in assets and
	liabilities:

     Increase in other assets                  0            (21,351)

     Decrease in other liabilities        (3,416)           (21,586)
                                       ---------           --------
Net cash provided by
   operating activities                1,003,597            903,085
                                       ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners          (727,272)          (727,272)

     Payments on capital
      lease obligations                  (28,635)
                                        --------           --------
     Net cash used in
      financing activities              (755,907)          (727,272)
                                        --------           --------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     247,690            175,813

CASH AND CASH EQUIVALENTS:

     At beginning of period              655,295            616,045
                                       ---------          ---------
     At end of period                  $ 902,985          $ 791,858
                                       =========          =========

See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL

DSI Realty Income Fund VII (the "Partnership"), has two general partners (DSI Properties, Inc. and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:



                                     September 30, 2006    December 31, 2005

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,780,448        7,780,448
    Rental trucks
      under capital leases                    175,116           175,116
                                         ------------      ------------
    Total                                  10,045,364        10,045,364
    Less: Accumulated Depreciation        ( 7,829,360)      ( 7,799,181)
                                         ------------      ------------
    Property - Net                       $  2,216,004      $  2,246,183
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended September 30, 2006, and 2005, total revenues decreased 0.2% from $694,711 to $693,176 and total expenses increased 3.7% from $364,939 to $378,454 and other income decreased from $163 to $162. As a result, net income decreased 4.6% from $329,935 for the three-month period ended September 30, 2005, to $314,884 for the same period in 2006. Rental revenue remained constant as higher unit rental rates was offset by lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 85.4% for the three-month period ended September 30, 2006 and 88.1% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $22,800 (7.3%) pri-marily as a result of increases in advertising and salaries and wages expenses, partially offset by decreases in maintenance and repair, office supplies and truck maintenance expenses. General and administrative expenses decreased approximately $9,200 (17.6%) primarily as a result of decreases in legal and professional and equipment and computer lease expenses.

For the nine-month periods ended September 30, 2006, and 2005, total revenues increased 5.2% from $2,003,498 to $2,108,229 and total expenses increased 4.6% from $1,081,599 to $1,131,881 and other income increased from $483 to $486. As a result, net income increased 5.9% from $922,382 for the nine months ended September 30, 2005,to $976,834 for the same period in 2006. Rental revenue increased as a result of higher occupancy and unit rental rates. Operating expenses increased approximately $37,800 (4.2%) primarily as a result of increases in advertising, property management fee, salaries and wages, depreciation and bank and credit card fee expenses, partially off-set by a decrease in the purchase of locks and packing materials, office supplies and truck maintenance expenses. Property management fees, which are based on revenue, increased as a result of the increase in rental revenue. General and administrative expenses increased approximately $12,500 (6.5%) primarily as a result of increases in incentive management fees and legal and professional expenses, partially offset by a decrease in equipment and computer lease expense.

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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended September 30, 2006.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.


SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2006             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  October 31, 2006             DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


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



    Date:  October 31, 2006



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



    Date:  October 31, 2006



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





                                    Richard P. Conway
                                    Vice President
                                    October 31, 2006