Form 10-K
period 2006-12-31
DSI REALTY INCOME FUND VII
filed 2007-03-30
CIK 719581

-                         DSI REALTY INCOME FUND VII



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K

(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee required] for the fiscal year ended December 31, 2006. or / /Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee required] for the transition period from _____________ to _____________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy level for each of the Partnership's six properties for the years ended December 31, 2006 and 2005 were as follows:




Location of Property       Average Occupancy         Average Occupancy
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 2006             Dec. 31, 2005

Chico, California               88%                       91%

Fairfield, California           83%                       84%

Ft. Collins, Colorado           80%                       83%

LaVerne, California             88%                       91%

Littleton, Colorado             79%                       81%

Riverside, California           82%                       88%

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



Item 1b. UNRESOLVED STAFF COMMENTS

         None.



Item 2.  PROPERTIES

     Registrant owns a fee interest in six mini-storage facilities, none of which are subject to long-term indebtedness. Additional information is set forth in Registrant's letter to its Limited Partners regarding the Annual Report, attached hereto as Exhibit 2, and incorporated by this reference. The following table sets forth information as of December 31, 2006 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 24,000 limited partnership units during its offering and currently has 874 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.99 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2006, and $12.27 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $13.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004.




Item 6.  SELECTED FINANCIAL DATA
         FOR THE YEARS ENDED DECEMBER 31,
         --------------------------------------------------------------------
                     2006         2005         2004         2003        2002
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,814,586   $2,690,456   $2,515,273   $2,577,993   $2,614,292

TOTAL
EXPENSES           1,503,374    1,486,893    1,266,869    1,286,265    1,320,183
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,311,212   $1,203,563   $1,248,404   $1,291,728   $1,294,109
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,079,807   $2,965,501   $2,952,694   $2,833,436   $2,650,108
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING         $1,273,499   $1,276,611   $1,260,613   $1,277,591   $1,310,542
INVESTING            (12,074)     (10,308)     (23,858)        -            -
FINANCING         (1,207,352)  (1,227,053)  (1,295,628)  (1,100,643) (1,343,293)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    54.09   $    49.65   $    51.50   $    53.28   $    53.38
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    47.97   $    49.07   $    52.98   $    45.40   $    55.41
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



                              RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Total revenues increased from $2,689,810 in 2005 to $2,813,938 in 2006, while total expenses increased from $1,486,893 to $1,503,374, other income increased from $646 to $648 resulting in an increase in net income from $1,203,563 to $1,311,212. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's six mini-storage facil-ities averaged 83.8% and 86.3% for the years ended December 31, 2006 and 2005 respectively. The Partnership continued its advertising campaign to attract keep new tenants in its various mini-storage facilities. The approximate $8,900 (1.0%) increase in operating expenses was due primarily to increases in maintenance and repair, real estate tax and salaries and wages expenses, partially offset by decreases in advertising and purchase of locks and packing materials expenses. General and administrative expenses decreased approxi-mately $10,300 (3.9%) primarily as a result of decreases in legal and profes-sional and office supplies and printing expenses, partially offset by an increase in bank and credit card fees and postage expenses. The General Partners' incentive management fee which is based on cash available for dis-tribution, increased as a result of the increase in net income. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.


2005 COMPARED TO 2004

Total revenues increased from $2,514,629 in 2004 to $2,689,810 in 2005, while total expenses increased from $1,266,869 to $1,486,893, other income increased from $644 to $646 resulting in a decrease in net income from $1,248,404 to $1,203,563. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 86.3% and 83.5% for the years ended December 31, 2005 and 2004 respectively. The Partnership continued its adver-tising campaign to attract and keep new tenants in its various mini-storage facilities. The approximate $92,900 (11.4%) increase in operating expenses was due primarily to increases in purchase of locks and packing materials, real estate tax and salaries and wages, truck insurance and maintenance expenses. General and administrative expenses increased approximately $62,300 (31.2%) primarily as a result of increases in legal and professional, and equipment and computer lease and office supplies and printing expenses. The General Partners' incentive management fee which is based on cash available for dis-tribution, remained relatively constant. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies accounting services and computer expenses.



                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $3,100 (2.4%) in 2006 as compared to 2005 due to an increase in other assets and a reduction in in-centive managment fee payable to general partners was offset by the increase in net income and an increase in customer deposits and other liabilities. Net cash provided by operating activities increased approximately $16,000 (1.3%) in 2005 compared to 2004 primarily due to the increase in customer deposits and other liabilities, partially offset by a decrease in net income.

Cash used in investing activities, as set forth in the statement of cash flows, has consisted solely of acquisitions of equipment for the Partnership's mini storage properties in 2006, 2005 and 2004. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2006, 2005, and 2004 and payments on capital lease obligations in 2006, 2005, and 2004. Special distributions of 1.5%, 1.75%, and 2.5% of capital contributed by Limited Partners, were declared and paid on December 15, 2006, 2005, and 2004, respectively.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was as follows:

                                            2006 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $695,134   $719,919   $693,176        $705,709

Net income                  318,982    342,968    314,884         334,378

Net income per
limited partnership unit   $  13.16   $  14.15   $  12.99        $  13.79

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000



                                            2005 QUARTER ENDED
                                            ------------------
                           March 31   June 30   September 30    December 31

Total revenues             $644,047   $664,740   $694,711        $686,312

Net income                  297,500    294,947    329,935         281,181

Net income per
limited partnership unit   $  12.27   $  12.17   $  13.61        $  11.60

Weighted average number
 of limited partnership
 units outstanding           24,000     24,000     24,000          24,000






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

Item 9b. OTHER INFORMATION

     None.


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, and Diversified Investors Agency. As of December 31, 2006, Messrs. Robert J. Conway and Joseph
W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 73 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 78 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 84 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11. EXECUTIVE COMPENSATION (MANAGEMENT REMUNERATION AND TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 2006, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. The only change to the information contained in said Registration Statement on Form S-11 is the fact that Messrs. Benes and Blakley have retired and Messrs. Robert J. Conway and Joseph W. Conway equity interest in DSI Financial, Inc., parent of DSI Properties, Inc., has increased. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached hereto as Exhibit l and incorporated herein by this reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2006 were $31,240 and for 2005 were $29,640.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax
LLP for tax compliance, tax advice and tax planning for 2006 were $26,639 and 2005 were $22,750. Most of the fees related to preparation of the Partner-ship's tax returns.


                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its fiscal year ended December 31, 2006, together with the reports of its independent auditors, Deloitte & Touche LLP. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2006.

     (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 30, 2007
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VII
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________       Dated:  March 30, 2007
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________       Dated:  March 30, 2007
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                           DSI REALTY INCOME FUND VII

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT


PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,

-----------------------------------------------------------------------------
                     2006         2005         2004         2003        2002
                     ----         ----         ----         ----        ----

TOTAL REVENUES
AND OTHER
INCOME            $2,814,586   $2,690,456   $2,515,273   $2,577,993   $2,614,292

TOTAL
EXPENSES           1,503,374    1,486,893    1,266,869    1,286,265    1,320,183
                  ----------   ----------   ----------   ----------   ----------

NET
INCOME            $1,311,212   $1,203,563   $1,248,404   $1,291,728   $1,294,109
                  ==========   ==========   ==========   ==========   ==========

TOTAL
ASSETS            $3,079,807   $2,965,501   $2,952,694   $2,833,436   $2,650,108
                  ==========   ==========   ==========   ==========   ==========

CASH FLOWS FROM (USED IN):
OPERATING         $1,273,499   $1,276,611   $1,260,613   $1,277,591   $1,310,542
INVESTING            (12,074)     (10,308)     (23,858)        -            -
FINANCING         (1,207,352)  (1,227,053)  (1,295,628)  (1,100,643) (1,343,293)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT              $    54.09   $    49.65   $    51.50   $    53.28   $    53.38
                  ==========   ==========   ==========   ==========   ==========
CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT              $    47.97   $    49.07   $    52.98   $    45.40   $    55.41
                  ==========   ==========   ==========   ==========   ==========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2006:

                                                         Net          Partners'
                                                        Income         Equity

Per financial statements                             $ 1,311,212    $ 2,354,798
Excess tax depreciation                                   38,515       (112,995)
Accrued incentive management fees                                       221,117
Deferred rental revenues                                 (13,384)        72,339
Accrued expenses                                          33,755         80,317
Accrued property taxes                                    (9,055)      (110,387)
Fixed asset adjustment                                   (38,460)       130,884
Excess book distribution                                                242,424
Tax expense adjustment                                   (11,378)
Bad debt allowance                                        19,562
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,330,767    $ 2,878,497
                                                     ===========    ===========
Net taxable income per
limited partnership unit                             $     54.89
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


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


                                                                            Page

FINANCIAL STATEMENTS:

    Report of Independent Registered Public
        Accounting Firm                                                     F-1


    Balance Sheets as of December 31, 2006 and 2005                         F-2

    Statements of Income for Each of the Three
        Years Ended December 31, 2006                                       F-3

    Statements of Changes in Partners' Equity (Deficit)for Each
        of the Three Years Ended December 31, 2006                          F-4

    Statements of Cash Flows for Each of the Three Years
        Ended December 31, 2006                                             F-5

    Notes to Financial Statements as of December 31, 2006
       and 2005, and for Each of the Three Years Ended
       December 31, 2006                                                    F-6

SUPPLEMENTAL SCHEDULE:

    Schedule III - Real Estate and Accumulated Depreciation
                   as of December 31, 2006                                  F-9


    NOTE:

     Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California limited partnership (the "Partnership") as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the supplemental schedule listed in the Index at Item 15. These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our respons-ibility is to express an opinion on the financial statements and supplemental schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Los Angeles, California

March 30, 2007




DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


ASSETS                                                  2006             2005

CASH AND CASH EQUIVALENTS                           $   715,368      $  655,295

PROPERTY, net (Note 3)                                2,211,491       2,246,183

OTHER ASSETS                                            152,948          64,023
                                                    -----------      -----------
TOTAL                                               $ 3,079,807     $ 2,965,501
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   242,424      $   242,424
Incentive management fee payable to
general partners (Note 4)                               234,821          250,672
Property management fees payable (Note 6)                14,812           14,821
Customer deposits and other liabilities                 145,026          124,720
Capital lease obligations (Notes 3 and 6)                87,926          126,386
                                                    -----------      -----------
Total liabilities                                       725,009          759,023
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (84,221)        (85,704)
Limited partners (24,000 limited
partnership units outstanding
at December 31, 2006 and 2005)                        2,439,019       2,292,182
                                                   ------------      -----------
Total partners' equity                                2,354,798       2,206,478
                                                   ------------      -----------
TOTAL                                               $ 3,079,807     $ 2,965,501
                                                   ============      ===========

See notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                               2006         2005         2004

REVENUES:
Rental                                      $2,813,938   $2,689,810   $2,514,629
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation                                   46,766       50,513        2,386
 Operating                                     916,774      907,840      814,977
 General and administrative                    251,491      261,758      199,484
 Interest expense                                6,540        8,770
 General partners' incentive
  management fee (Note 4)                      143,270      123,265      120,973
 Property management fee (Note 6)              138,533      134,747      129,049
                                            ----------   ----------   ----------
Total expenses                               1,503,374    1,486,893    1,266,869
                                            ----------   ----------   ----------
OPERATING INCOME                             1,310,564    1,202,917    1,247,760

OTHER INCOME-
 Interest income                                   648          646          644

                                            ----------   ----------   ----------
NET INCOME                                  $1,311,212   $1,203,563   $1,248,404
                                            ==========   ==========   ==========

AGGREGATE NET INCOME
 ALLOCATED TO (Note 4):
Limited partners                            $1,298,100   $1,191,527   $1,235,920
General partners                                13,112       12,036       12,484
                                            ----------   ----------   ----------
TOTAL                                       $1,311,212   $1,203,563   $1,248,404
                                            ==========   ==========   ==========
NET INCOME PER
LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    54.09   $    49.65   $    51.50
                                            ==========   ==========   ==========

See notes to financial statements.


DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 2004               $(85,484)    $ 2,313,946     $ 2,228,462

 Net income                              12,484       1,235,920       1,248,404

 Distributions                          (12,844)     (1,271,534)     (1,284,378)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2004              (85,844)      2,278,332       2,192,488

 Net income                              12,036       1,191,527       1,203,563

 Distributions                          (11,896)     (1,177,677)     (1,189,573)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2005              (85,704)      2,292,182       2,206,478

 Net income                              13,112       1,298,100       1,311,212

 Distributions                          (11,629)     (1,151,263)     (1,162,892)
                                       --------     -----------     -----------
BALANCE, DECEMBER 31, 2006             $(84,221)    $ 2,439,019     $ 2,354,798
                                       =========    ===========     ===========


See notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                            2006          2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 1,311,212   $ 1,203,563   $ 1,248,404
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation                               46,766        50,513         2,386
 Changes in assets and liabilities:
  Other assets                              (88,925)        3,750           945
  Incentive management fee
    payable to general partners             (15,851)          269        (4,173)
  Property management fees payable               (9)        1,755         2,813
  Customer deposits and
   other liabilities                         20,306        16,761        10,238
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,273,499     1,276,611     1,260,613
                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES- Additions to property          (12,074)      (10,308)      (23,858)
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                (1,162,892)   (1,189,573)   (1,284,378)
Payments on capital lease obligations       (38,460)      (37,480)      (11,250)
                                        -----------   -----------   ------------
Net cash used in financing activities    (1,201,352)   (1,227,053)   (1,295,628)
                                        -----------   -----------   ------------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                             60,073        39,250       (58,873)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        655,295       616,045       674,918
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   715,368   $   655,295   $   616,045
                                        ===========   ===========   ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION - Cash paid
 during the year for interest           $     6,540   $     8,770         -
                                        ===========   ===========   ============

NON CASH INVESTING AND
    FINANCING ACTIVITIES:

 Acquisition of trucks utilizing
 capital leases                         $      -      $    17,512   $   157,604
                                        ===========   ===========   ============
 Distribution due partners included
 in partners' equity                    $   242,242   $   242,424   $   242,424
                                        ===========   ===========   ============



See notes to financial statements.



DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005, AND FOR
EACH OF THE THREE YEARS ENDED DECEMBER 31, 2006


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

        The Partnership has acquired six mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Ft. Collins and Littleton, Colorado. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 6).


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

        Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purpose for the year ended December 31, 2006 is $19,555.

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

        Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair market value of the property. No impairment losses were required in 2006, 2005 and 2004.

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

        Recent Accounting Pronouncement - In September 2006, the Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements."
        SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands desclosures about fair value measurements.
        The Partnership is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adoption to have a material effect on the Partnership's results of operations or financial condition.


3.      PROPERTY
        The total cost of property and accumulated depreciation as of December 31, 2006 and 2005, is as follows:

                                                  2006            2005

       Land                                   $ 2,089,800     $ 2,089,800
       Buildings and improvements               7,792,522       7,780,448
       Rental trucks under
         capital leases                           175,116         175,116
                                              -----------     -----------

       Total                                   10,057,438      10,045,364
       Less accumulated depreciation           (7,845,947)     (7,799,181)
                                              -----------     -----------
       Property-net                           $ 2,211,491     $ 2,246,183
                                              ===========     ===========


      Depreciation expense of $44,710 and $44,710 was recorded on the rental trucks under capital leases in 2006 and 2005, respectively.

      The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2006, are summarized as follows:

      2007                                              $48,750
      2008                                               45,000
                                                        -------
      Total future minimum payment obligations           93,750
      Less interest portion                               5,824
                                                        -------
      Present value of net minimum lease payments       $87,926
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

5.      BUSINESS SEGMENT INFORMATION

        The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Partner-ship operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6.      RELATED-PARTY TRANSACTIONS

        The partnership has entered into management agreements with Dahn to operate their mini-storage facilities. The management agreement pro-vides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $138,533, $134,747, and $129,049 for the years ended December 31, 2006,
        2005, and 2004, respectively. Amounts payable to Dahn at December 31, 2006 and 2005, were $14,812, and $14,821, respectively.

        In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease is a 48-month lease with monthly pay-ments in the amount of $750 (see Note 3).




DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Chico, CA             None    $209,700  $  932,373   $12,570         $209,700  $  944,943  $1,154,643    940,431  09/84 12/83 15 Yrs
Fairfield, CO         None     264,500   1,267,896    15,666          264,500   1,283,562   1,548,062  1,281,730  08/84 01/84 15 Yrs
Fort Collins, CO      None     375,100   1,396,960    16,443          375,100   1,413,403   1,788,503  1,407,614  12/84 05/84 15 Yrs
Riverside, CA         None     356,000   1,391,210    26,750          356,000   1,417,960   1,773,960  1,407,710  12/84 06/84 15 Yrs
La Verne, CA          None     453,250   1,243,974    22,550          453,250   1,266,524   1,719,774  1,257,641  03/85 08/84 15 Yrs
Littleton, CO         None     431,250   1,423,811    42,319          431,250   1,466,130   1,897,380  1,461,401  10/85 05/85 15 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,800  $7,656,224  $136,298       $2,089,800  $7,792,522 $ 9,882,322 $7,756,527
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2004               $ 9,836,082     $7,746,282
                 Additions                                 23,858          2,386
                                                      -----------     ----------
               Balance, December 31, 2004               9,859,940      7,748,668
                 Additions                                 10,308          5,803
                                                      -----------     ----------
               Balance, December 31, 2005               9,870,248      7,754,471
                 Additions                                 12,074          2,056
                                                      -----------     ----------
               Balance, December 31, 2006             $ 9,882,322     $7,756,527
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 30,2007

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                           DSI REALTY INCOME FUND VII

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2006 accompanied by a report of independent registered public accounting firm. The Partnership owns six mini-storage facilities. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limit-ed partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2006 and 2005 were as follows:


Location of Property       Average Occupancy         Average Occupancy
                           for the                   Level for the
                           Year Ended                Year Ended
                           Dec. 31, 2006             Dec. 31, 2005

Chico, California               88%                       91%

Fairfield, California           83%                       84%

Ft. Collins, Colorado           80%                       83%

LaVerne, California             88%                       91%

Littleton, Colorado             79%                       81%

Riverside, California           82%                       88%





     We will keep you informed of the activities of DSI Realty Income Fund VII as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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


    Date:  March 30, 2007



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


    Date:  March 30, 2007



    Richard P. Conway
    Vice President




                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the




                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 30, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of DSI Realty Income Fund VI (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Richard P. Conway
                                    Vice President
                                    March 30, 2007