Form 10-Q
period 2007-03-31
DSI REALTY INCOME FUND VII
filed 2007-05-15
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

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

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

DSI REALTY INCOME FUND VII
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED)
MARCH 31, 2007 AND DECEMBER 31, 2006

                                          March 31,       December 31,
                                            2007             2006
ASSETS

CASH AND CASH EQUIVALENTS                $  749,279       $  715,368
PROPERTY, Net                             2,199,797        2,211,491

OTHER ASSETS                                171,523          152,948
                                         ----------       ----------
TOTAL                                    $3,120,599       $3,079,807
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Incentive management fee
 payable to general partners                264,621         234,821
Property management
 fee payable                                 14,927          14,812
Customer deposits and
 other liabilities                          118,802         145,026
Capital lease obligation                     77,944          87,926
                                         ----------      ----------
Total liabilities                           718,718         725,009
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (83,750)        (84,221)
     Limited Partners (24,000
     limited partnership units
     outstanding at March 31, 2007
     and December 31, 2006)               2,485,631       2,439,019
                                         ----------      ----------
  Total partners' equity                  2,401,881       2,354,798
                                         ----------      ----------
TOTAL                                    $3,120,599      $3,079,807
                                         ==========      ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                          March 31,         March 31,
                                            2007              2006

REVENUES:

Rental                                   $  677,340        $  695,134
                                         ----------        ----------
EXPENSES:

Operating                                   301,402           294,450
General and administrative                   86,593            81,864
                                         ----------        ----------
     Total expenses                         387,995           376,314
                                         ----------        ----------
OPERATING INCOME                            289,345           318,820

OTHER INCOME
  Interest                                      162               162
                                         ----------        ----------

NET INCOME                               $  289,507        $  318,982
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  286,612        $  315,792
    General Partners                          2,895             3,190
                                         ----------        ----------
TOTAL                                    $  289,507        $  318,982
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    11.94        $    13.16
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007            ($84,221)     $2,439,019   $2,354,798

NET INCOME                               2,895         286,612      289,507
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2007             ($83,750)     $2,485,631   $2,401,881
                                      ========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                        March 31,          March 31,
                                          2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 289,507          $ 318,982
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         11,694             12,632
Changes in assets and liabilities:
     Increase in other assets            (18,575)                 0
     Increase in incentive
     management fee payable
     to general partners                  29,800             32,899
     Increase in property
     management fee payable                  115                349
     Decrease in customer deposits
     and other liabilities               (26,224)           (40,232)
                                        --------           --------
   Net cash provided by
   operating activities                  286,317            324,630

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (242,424)          (242,424)
     Payments on capital
     lease obligations                    (9,982)           (10,532)
                                        --------           --------
      Net cash used in
      financing activities              (252,406)          (252,956)
                                        --------           --------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                      33,911             71,674

CASH AND CASH EQUIVALENTS:

     At beginning of period              715,368            655,295
                                       ---------          ---------
     At end of period                  $ 749,279          $ 726,969
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $   1,270          $   1,845
                                       =========          =========
NONCASH FINANCING ACTIVIITES -
     Distribution due partners
     included in partners' equity      $ 242,424          $ 242,424
                                       =========          =========

See accompanying notes to financial statements (unaudited).


DSI REALTY INCOME FUND VII
(A Limited Partnership)

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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:

                                        March 31, 2007   December 31, 2006

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,792,522         7,792,522
    Rental trucks
      under capital leases                    175,116           175,116
                                         ------------      ------------
    Total                                  10,057,438        10,057,438
    Less: Accumulated Depreciation        ( 7,857,641)      ( 7,845,947)
                                         ------------      ------------
    Property - Net                       $  2,199,797      $  2,211,491
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,882 and $34,757, for the three month periods ended March 31, 2007 and 2006, respectively. Amounts payable to Dahn at March 31, 2007 and December 31, 2006, were $14,927 and $14,812, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2007 and 2006, total revenues decreased 2.6% from $695,134 to $677,340, total expenses increased 3.1% from $376,314 to $387,995 and other income remained at $162. As a result, net income decreased 9.2% from $318,982 for the three-month period ended March 31, 2006, to $289,507 for the same period in 2007. Occupancy levels for the Partnership's six mini-storage facilities averaged 79.1% for the three month period ended March 31, 2007, and 82.0% for the same period in 2006. Rental revenue decreased primarily as a result of lower occupancy rates. The Part-nership is continuing its marketing effort to attract and keep new tenants in its various mini-storage facilities. Operating expenses remained relatively constant as increases in legal and real estate tax expenses was offset by a decrease in advertising. General and administrative expenses increased approximately $4,700 (5.8%) primarily as a result of increases in administrative fees and legal and professional expenses, partially offset by a decrease in incentive management fee expense.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the informa-tion is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 30, 2007. There has been no material change to the risk factors disclosed therein.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended March 31, 2007.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2007                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  May 15, 2007                DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund VII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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



    Date:  May 15, 2007



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund VII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 15, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





                                    Richard P. Conway
                                    Vice President
                                    May 15, 2007