Form 10-Q
period 2007-06-30
DSI REALTY INCOME FUND VII
filed 2007-08-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

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

BALANCE SHEETS(UNAUDITED)
JUNE 30, 2007 AND DECEMBER 31, 2006

                                          June 30,        December 31,
                                            2007             2006
ASSETS

CASH AND CASH EQUIVALENTS                $  754,642       $  715,368
PROPERTY, Net                             2,188,105        2,211,491

OTHER ASSETS                                184,336          152,948
                                         ----------       ----------
TOTAL                                    $3,127,083       $3,079,807
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Incentive management fee
 payable to general partners                251,422         234,821
Property management
 fee payable                                 15,630          14,812
Customer deposits and
 other liabilities                           92,924         145,026
Capital lease obligation                     71,209          87,926
                                         ----------      ----------
Total liabilities                           673,609         725,009
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (83,234)        (84,221)
     Limited Partners (24,000
     limited partnership units
     outstanding at June 30, 2007
     and December 31, 2006)               2,536,708       2,439,019
                                         ----------      ----------
  Total partners' equity                  2,453,474       2,354,798
                                         ----------      ----------
TOTAL                                    $3,127,083      $3,079,807
                                         ==========      ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006


                                           June 30,          June 30,
                                            2007              2006

REVENUES:

Rental                                   $  685,459        $  719,919
                                         ----------        ----------
EXPENSES:

Operating                                   319,593           299,816
General and administrative                   72,012            77,297
                                         ----------        ----------
     Total expenses                         391,605           377,113
                                         ----------        ----------
OPERATING INCOME                            293,854           342,806

OTHER INCOME
  Interest                                      163               162
                                         ----------        ----------

NET INCOME                               $  294,017        $  342,968
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  291,077        $  339,538
    General Partners                          2,940             3,430
                                         ----------        ----------
TOTAL                                    $  294,017        $  342,968
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.13        $    14.15
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


                                           June 30,          June 30,
                                            2007              2006

REVENUES:

Rental                                   $1,362,799        $1,415,053
                                         ----------        ----------
EXPENSES:

Operating                                   620,995           594,266
General and administrative                  158,605           159,161
                                         ----------        ----------
     Total expenses                         779,600           753,427
                                         ----------        ----------
OPERATING INCOME                            583,199           661,626

OTHER INCOME
  Interest                                      325               324
                                         ----------        ----------

NET INCOME                               $  583,524        $  661,950
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  577,689        $  665,331
    General Partners                          5,835             6,619
                                         ----------        ----------
TOTAL                                    $  583,524        $  661,950
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    24.07        $    27.72
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007            ($84,221)     $2,439,019   $2,354,798

NET INCOME                               5,835         577,689      583,524
DISTRIBUTIONS                           (4,848)       (480,000)    (484,848)
                                      --------      ----------   ----------
BALANCE AT JUNE 30, 2007              ($83,234)     $2,536,708   $2,453,474
                                      ========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                         June 30,           June 30,
                                          2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 583,524          $ 661,950
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         23,386             22,359
Changes in assets and liabilities:
     Increase in other assets            (31,388)                 0
     Increase in incentive
     management fee payable
     to general partners                  16,601             32,899
     Increase in property
     management fee payable                  818                345
     Decrease in customer deposits
     and other liabilities               (52,102)           (99,657)
                                        --------           --------
   Net cash provided by
   operating activities                  540,839            617,896

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (484,848)          (484,848)
     Payments on capital
     lease obligations                   (16,717)           (18,945)
                                        --------           --------
      Net cash used in
      financing activities              (501,565)          (503,793)
                                        --------           --------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                      39,274            114,103

CASH AND CASH EQUIVALENTS:

     At beginning of period              715,368            655,295
                                       ---------          ---------
     At end of period                  $ 754,642          $ 769,398
                                       =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $   2,035          $     718
                                       =========          =========
NONCASH FINANCING ACTIVIITES -
     Distribution due partners
     included in partners' equity      $ 242,424          $ 242,424
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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's quarterly report on Form 10-K for the year ended December 31, 2006.


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:

                                         June 30, 2007   December 31, 2006

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,792,522         7,792,522
    Rental trucks
      under capital leases                    175,116           175,116
                                         ------------      ------------
    Total                                  10,057,438        10,057,438
    Less: Accumulated Depreciation        ( 7,869,333)      ( 7,845,947)
                                         ------------      ------------
    Property - Net                       $  2,188,105      $  2,211,491
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,882 and $34,757, for the three month periods ended June 30, 2007 and 2006, respectively, and $69,140 and $70,753 for the six month period ended June 30, 2007 and 2006, respectively. Amounts payable to Dahn at June 30, 2007 and December 31, 2006, were $15,630 and $14,812, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2007 and 2006, total revenues decreased 4.8% from $719,919 to $685,459 and total expenses increased 3.8% from $377,113 to $391,605 and other income increased from $162 to $163. As a result, net income decreased 14.3% from $342,968 for the three-month period ended June 30, 2006, to $294,017 for the same period in 2007. Rental revenue decreased primarily as a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities averaged 83.5% for the three-month period ended June 30, 2007 and 87.4% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $19,800 (6.6%) primarily as a result of increases in repairs and maintenance, real estate tax and salaries and wages expenses. General and administrative expenses decreased approximately $5,300 (6.8%) primarily as a result of decreases in incentive management fees and legal and profes-sional expenses, partially offset by increases in administrative and state tax expenses.

For the six-month periods ended June 30, 2007, and 2006, total revenues decreased 3.7% from $1,415,053 to $1,362,799 and total expenses increased
3.5% from $753,427 to $779,600 and other income increased from $324 to $325. As a result, net income decreased 11.8% from $661,950 for the six-month period ended June 30, 2006, to $583,524 for the same period in 2007. Rental revenue decreased primarily a result of lower occupancy rates. Occupancy levels for the Partnership's six mini-storage facilities average 81.3% for the six-month period ended June 30, 2007 and 84.4% for the same period in 2006. Operating expenses increased approximately $26,700 (4.5%) primarily as a result of increases in legal, maintenance and repair, real estate tax and salaries and wages expenses, partially offset by a decrease in advertising, property management fees and workers' compensation expenses. Property management fees, which are based on revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses remained constant as a result of decreases in incentive management fees and legal and professional expenses was offset by increases in administrative and state tax expenses.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended June 30, 2007.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2007              DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  August 14, 2007               DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund VII;

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



    Date:  August 14, 2007



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended June 30, 2007 of DSI Realty Income Fund VII;

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



    Date:  August 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    August 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





                                    Richard P. Conway
                                    Vice President
                                    August 14, 2007