Form 10-Q
period 2007-09-30
DSI REALTY INCOME FUND VII
filed 2007-11-14
CIK 719581

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

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

BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                                       September 30,     December 31,
                                            2007             2006
ASSETS

CASH AND CASH EQUIVALENTS                $  834,971       $  715,368
PROPERTY, Net                             2,176,413        2,211,491

OTHER ASSETS                                183,203          152,948
                                         ----------       ----------
TOTAL                                    $3,194,587       $3,079,807
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Incentive management fee
 payable to general partners                254,961         234,821
Property management
 fee payable                                 13,763          14,812
Customer deposits and
 other liabilities                           82,484         145,026
Capital lease obligation                     57,529          87,926
                                         ----------      ----------
Total liabilities                           651,161         725,009
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (82,334)        (84,221)
     Limited Partners (24,000
     limited partnership units
     outstanding at September 30,
     2007 and December 31, 2006)          2,625,760       2,439,019
                                         ----------      ----------
  Total partners' equity                  2,543,426       2,354,798
                                         ----------      ----------
TOTAL                                    $3,194,587      $3,079,807
                                         ==========      ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                        September 30,     September 30,
                                            2007              2006

REVENUES:

Rental                                   $  688,674        $  693,176
                                         ----------        ----------
EXPENSES:

Operating                                   303,902           335,190
General and administrative                   52,559            43,264
                                         ----------        ----------
     Total expenses                         356,461           378,454
                                         ----------        ----------
OPERATING INCOME                            332,213           314,722

OTHER INCOME
  Interest                                      163               162
                                         ----------        ----------

NET INCOME                               $  332,376        $  314,884
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  329,052        $  311,735
    General Partners                          3,324             3,149
                                         ----------        ----------
TOTAL                                    $  332,376        $  314,884
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    13.71        $    12.99
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                        September 30,     September 30,
                                            2007              2006

REVENUES:

Rental                                   $2,051,473        $2,108,229
                                         ----------        ----------
EXPENSES:

Operating                                   924,897           929,456
General and administrative                  211,164           202,425
                                         ----------        ----------
     Total expenses                       1,136,061         1,131,881
                                         ----------        ----------
OPERATING INCOME                            915,412           976,348

OTHER INCOME
  Interest                                      488               486
                                         ----------        ----------

NET INCOME                               $  915,900        $  976,834
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  906,741        $  967,066
    General Partners                          9,159             9,768
                                         ----------        ----------
TOTAL                                    $  915,900        $  976,834
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    37.78        $    40.29
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007            ($84,221)     $2,439,019   $2,354,798

NET INCOME                               9,159         906,741      915,900
DISTRIBUTIONS                           (7,272)       (720,000)    (727,272)
                                      --------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2007         ($82,334)     $2,625,760   $2,543,426
                                      ========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                      September 30,      September 30,
                                          2007               2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 915,900          $ 976,834
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         35,078             30,179
Changes in assets and liabilities:
     Increase in other assets            (30,255)                 0
     Decrease in liabilities             (43,453)            (3,416)
                                        --------           --------
   Net cash provided by
   operating activities                  877,270          1,003,597

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (727,272)          (727,272)

     Payments on capital
     lease obligations                   (30,395)           (28,635)
                                        --------           --------
      Net cash used in
      financing activities              (757,667)          (755,907)
                                        --------           --------


NET INCREASE IN CASH AND
    CASH EQUIVALENTS                     119,603            247,690

CASH AND CASH EQUIVALENTS:

     At beginning of period              715,368            655,295
                                       ---------          ---------
     At end of period                  $ 834,971          $ 902,985
                                       =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $   2,035          $     718
                                       =========          =========
NONCASH FINANCING ACTIVIITES -
     Distribution due partners
     included in partners' equity      $ 242,424          $ 242,424
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


2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 15 years. The total cost of property and accumulated depreciation is as follows:

                                     September 30, 2007  December 31, 2006

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,792,522         7,792,522
    Rental trucks
      under capital leases                    175,116           175,116
                                         ------------      ------------
    Total                                  10,057,438        10,057,438
    Less: Accumulated Depreciation        ( 7,881,025)      ( 7,845,947)
                                         ------------      ------------
    Property - Net                       $  2,176,413      $  2,211,491
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,434 and $34,658, for the three month periods ended September 30, 2007 and 2006, respectively, and $102,574 and $105,411 for the nine month period ended September 30, 2007 and 2006, respectively. Amounts payable to Dahn at September 30, 2007 and December 31, 2006, were $13,763 and $14,812, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2007 and 2006, total revenues decreased 0.7% from $693,176 to $688,674 and total expenses decreased 5.8% from $378,454 to $356,461 and other income increased from $162 to $163. As a result, net income increased 5.6% from $314,884 for the three-month period ended September 30, 2006, to $332,376 for the same period in 2007. Rental revenue remained relatively stable. Occupancy levels for the Partnerships' six mini-storage facilities averaged 83.8% for the three-month period ended September 30, 2007 and 84.0% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $31,300 (9.3%) primarily as a result of decreases in advertising and salaries and wages expenses. General and administrative expenses increased approxi-mately $9,300 (21.5%) primarily as a result of increases in incentive manage-ment fees, administrative and equipment and computer lease expenses.

For the nine-month periods ended September 30, 2007, and 2006, total revenues decreased 2.7% from $2,108,229 to $2,051,473 and total expenses increased
0.4% from $1,131,881 to $1,136,061 and other income increased from $486 to $488. As a result, net income decreased 6.2% from $976,834 for the nine-month period ended September 30, 2006, to $915,900 for the same period in 2007. Rental revenue decreased primarily as a result of lower occupancy rates. Occupancy levels for the Partnerships' six mini-storage facilities averaged 82.1% for the nine-month period ended September 30, 2007 and 84.8% for the same period in 2006. Operating expenses decreased approximately $4,600
(0.5%) primarily as a result of decreases in advertising, purchase of locks and packing materials, salaries and wages and workers compensation expenses, partially offset by increases in legal, maintenance and repair and real estate tax expenses. Property management fees, which are based on revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses increased approximately $8,700 (4.3%) primarily as a result of in-creases in administrative, state tax and equipment and computer lease expenses, partially offset by decreases in incentive management fee and legal and pro-fessional expenses.

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

         NONE

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2007            DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)



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

Dated:  November 14, 2007            DSI REALTY INCOME FUND VII
                                     A California Limited Partnership
                                     (Registrant)


                                     By__\s\ Robert J. Conway________
                                     DSI Properties, Inc., as General
                                     Partner by ROBERT J. CONWAY,
                                     President and Chief Financial Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund VII;

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



    Date:  November 14, 2007



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund VII;

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



    Date:  November 14, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    November 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.





                                    Richard P. Conway
                                    Vice President
                                    November 14, 2007