Form 10-Q
period 2008-03-31
DSI REALTY INCOME FUND VII
filed 2008-05-15
CIK 719581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008.
				________________

/__/     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from ______________ to ________________.

Commission File Number: 2-83291
                        ________

DSI REALTY INCOME FUND VII, A California Limited Partnership
__________________________________________________________________
(Exact name of registrant as specified in its charter)

California                                           95-3871044
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

6700 E. Pacific Coast Hwy, Long Beach, California 90803
__________________________________________________________________
          (Address of principal executive offices)    (Zip Code)

(562)493-8881
__________________________________________________________________
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]  Accelerated filer [ ]

 Non-accelerated filer [ ]    Smaller reporting company [X]

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

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

DSI REALTY INCOME FUND VII
(A Limited Partnership)

BALANCE SHEETS (UNAUDITED)
MARCH 31, 2008 AND DECEMBER 31, 2007

                                          March 31,      December 31,
                                            2008             2007
ASSETS

CASH AND CASH EQUIVALENTS                $  742,160       $  760,743
PROPERTY, Net                             2,146,901        2,159,537

OTHER ASSETS                                224,682          159,060
                                         ----------       ----------
TOTAL                                    $3,113,743       $3,079,340
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Incentive management fee
 payable to general partners                243,680         218,069
Property management
 fee payable                                 15,339          14,890
Customer deposits and
 other liabilities                          113,103         136,647
Capital lease obligation                     36,494          47,090
                                         ----------      ----------
Total liabilities                           651,039         659,120
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (83,142)        (83,567)
     Limited Partners (24,000
     limited partnership units
     outstanding at March 31,
     2008 and December 31, 2007)          2,545,846       2,503,787
                                         ----------      ----------
  Total partners' equity                  2,462,704       2,420,220
                                         ----------      ----------
TOTAL                                    $3,113,743      $3,079,340
                                         ==========      ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                          March 31,         March 31,
                                            2008              2007

REVENUES:

Rental                                   $  640,823        $  630,611
Ancillary operating revenue                  50,133            46,729
Interest and other income                       143               162
                                         ----------        ----------
 Total revenues                             691,099           677,502

EXPENSES:

Operating                                   321,983           301,402
General and administrative                   84,208            86,593
                                         ----------        ----------
     Total expenses                         406,191           387,995
                                         ----------        ----------

NET INCOME                               $  284,908        $  289,507
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  282,059        $  286,612
    General Partners                          2,849             2,895
                                         ----------        ----------
TOTAL                                    $  284,908        $  289,507
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    11.75        $    11.94
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).





STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008            ($83,567)     $2,503,787   $2,420,220

NET INCOME                               2,849         282,059      284,908
DISTRIBUTIONS                           (2,424)       (240,000)    (242,424)
                                      --------      ----------   ----------
BALANCE AT MARCH 31, 2008             ($83,142)     $2,545,846   $2,462,704
                                      ========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                        March 31,          March 31,
                                          2008               2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 284,908          $ 289,507
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                         12,636             11,694
Changes in assets and liabilities:
     Increase in other assets            (65,622)           (18,575)
     Decrease in liabilities              (8,081)            (6,291)
                                        --------           --------
   Net cash provided by
   operating activities                  223,841            276,335

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (242,424)          (242,424)

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                     (18,583)            33,911

CASH AND CASH EQUIVALENTS:

     At beginning of period              760,743            715,368
                                       ---------          ---------
     At end of period                  $ 742,160          $ 749,279
                                       =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $     655          $   1,270
                                       =========          =========
NONCASH FINANCING ACTIVIITES -
     Distribution due partners
     included in partners' equity      $ 242,424          $ 242,424
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



2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated useful life of 15 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation is as follows:

                                       March 31, 2008   December 31, 2007

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,792,522         7,794,172
    Rental trucks
      under capital leases                    175,116           175,116
                                         ------------      ------------
    Total                                  10,057,438        10,059,088
    Less: Accumulated Depreciation        ( 7,910,537)      ( 7,899,551)
                                         ------------      ------------
    Property - Net                       $  2,146,901      $  2,159,537
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $35,399 and $33,882, for the three month period ended March 31, 2008 and 2007, respectively. Amounts payable to Dahn at March 31, 2008 and December 31, 2007, were $15,339 and $14,890, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2008 and 2007, total revenues increased 2.0% from $677,502 to $691,099 and total expenses increased 4.7% from $387,995 to $406,191. As a result, net income decreased 1.6% from $289,507 for the three-month period ended March 31, 2007, to $284,908 for the same period in 2008. Occupancy levels for the Partnership's six mini-storage facilities averaged 81.9% for the three month period ended March 31, 2008, and 79.1% for the same period in 2007. Rental revenue increased primarily as a result of higher occupancy rates. The Partnership is continu-ing its marketing effort to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $20,600 (6.8%) primarily as a result of increases in advertising and salaries and wages expenses, partially offset by a decrease in repair and maintenance expense. General and administrative expenses decreased approximately $2,400 (2.8%) primarily as a result of a decrease in incentive management fee expense.

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-KSB filed on April 15, 2008. There has been no material change to the risk factors disclosed therein.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
        32.1 Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND VII,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: May 15, 2008 			Dated: May 15, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________

	Dated: May 15, 2008 			Dated: May 15, 2008
	JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER



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



    Date:  May 15, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER



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



    Date:  May 15, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       May 15, 2008





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       May 15, 2008