Form 10-Q
period 2008-06-30
DSI REALTY INCOME FUND VII
filed 2008-08-14
CIK 719581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008.
				________________

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

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

DSI REALTY INCOME FUND VII
(A Limited Partnership)

BALANCE SHEETS (UNAUDITED)
JUNE 30, 2008 AND DECEMBER 31, 2007

                                          June 30,       December 31,
                                            2008             2007
ASSETS

CASH AND CASH EQUIVALENTS                $  838,035       $  760,743
ASSET HELD FOR SALE (Note 6)                382,566              -
PROPERTY, Net                             1,751,038        2,159,537

OTHER ASSETS                                217,973          159,060
                                         ----------       ----------
TOTAL                                    $3,189,612       $3,079,340
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Incentive management fee
 payable to general partners                253,947         218,069
Property management
 fee payable                                 14,429          14,890
Customer deposits and
 other liabilities                          133,176         136,647
Capital lease obligation                     26,979          47,090
                                         ----------      ----------
Total liabilities                           670,955         659,120
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (82,582)        (83,567)
     Limited Partners (24,000
     limited partnership units
     outstanding at June 30,
     2008 and December 31, 2007)          2,601,239       2,503,787
                                         ----------      ----------
  Total partners' equity                  2,518,657       2,420,220
                                         ----------      ----------
TOTAL                                    $3,189,612      $3,079,340
                                         ==========      ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2008 AND 2007


                                          June 30,          June 30,
                                            2008              2007

REVENUES:

Rental revenue                           $  548,734        $  520,777
Ancillary operating revenue                  36,270            39,836
Interest and other income                        18               163
                                         ----------        ----------
 Total revenues                             585,022           560,776

EXPENSES:

Operating                                   265,693           255,164
General and administrative                   79,110            72,012
                                         ----------        ----------
     Total expenses                         344,803           327,176
                                         ----------        ----------

INCOME FROM CONTINUING
 OPERATIONS                              $  240,219        $  233,600
INCOME FROM DISCONTINUED
 OPERATIONS                                  70,582            60,417
                                         ----------        ----------
NET INCOME                               $  310,801        $  294,017
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  307,693        $  291,077
    General Partners                          3,108             2,940
                                         ----------        ----------
TOTAL                                    $  310,801        $  294,017
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    12.82        $    12.13
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                          June 30,          June 30,
                                            2008              2007

REVENUES:

Rental                                   $1,078,044        $1,041,674
Ancillary operating revenue                  78,853            76,809
Interest and other income                       273               325
                                         ----------        ----------
 Total revenues                           1,157,170         1,118,808

EXPENSES:

Operating                                   527,931           491,329
General and administrative                  163,430           158,605
                                         ----------        ----------
     Total expenses                         691,361           649,934
                                         ----------        ----------

INCOME FROM CONTINUING
 OPERATIONS                              $  465,809        $  468,874
INCOME FROM DISCONTINUED
 OPERATIONS                                 129,900           114,650
                                         ----------        ----------
NET INCOME                               $  595,709        $  583,524
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $  589,752        $  577,689
    General Partners                          5,957             5,835
                                         ----------        ----------
TOTAL                                    $  595,709        $  583,524
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $    24.57        $    24.07
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008            ($83,567)     $2,503,787   $2,420,220

NET INCOME                               5,957         589,752      595,709
DISTRIBUTIONS                           (4,972)       (492,300)    (497,272)
                                      --------      ----------   ----------
BALANCE AT June 30, 2008              ($82,582)     $2,601,240   $2,518,657
                                      ========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007

                                        June 30,           June 30,
                                          2008               2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $ 595,709          $ 583,524
Adjustments to reconcile net
   income to net cash provided by
   operating activities(including
   discontinued operations):
     Depreciation                         25,933             23,386
Changes in assets and liabilities:
    (Decrease)increase in other assets   (58,913)           (31,388)
     Decrease in liabilities              31,945            (34,683)
                                        --------           --------
   Net cash provided by
   operating activities                  594,674            540,839

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (497,272)          (484,848)
     Payments on capital
     lease obligations                   (20,110)           (16,717)
                                        --------           --------
     Net cash used in
     financing activities               (517,382)          (501,565)

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                      77,292             39,274

CASH AND CASH EQUIVALENTS:

     At beginning of period              760,743            715,368
                                       ---------          ---------
     At end of period                  $ 838,035          $ 754,642
                                       =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $   2,390          $   2,035
                                       =========          =========
NONCASH FINANCING ACTIVIITES -
     Distribution due partners
     included in partners' equity      $ 242,424          $ 242,424
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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated useful life of 15 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation is as follows:

                                       June 30, 2008   December 31, 2007

    Land                                 $  2,089,800      $  2,089,800
    Buildings and improvements              7,794,172         7,794,172
    Rental trucks
      under capital leases                    175,116           175,116
                                         ------------      ------------
    Total                                  10,059,088        10,059,088
    Less: Accumulated Depreciation        ( 7,925,484)      ( 7,899,551)
                                         ------------      ------------
    Property - Net                       $  2,133,604      $  2,159,537
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $34,365 and $35,258, for the three month period ended June 30, 2008 and 2007, respectively, and $69,764 and $69,140 for the six month period ended June 30, 2008 and 2007 respectively. Amounts payable to Dahn at June 30, 2008 and December 31, 2007, were $14,429 and $14,890, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.

6.    DISCONTINUED OPERATIONS

In accordance with Statement of Financial Accounting Standards No. 144, the net income of a mini-storage facility located in Fort Collins, Colorado is reflected in the statement of income as discontinued operations for all periods presented.

In June 2008, a sales agreement was signed with Pedersen Properties, LP, whereby it would acquire the Partnerships' mini-storage facility in Fort Collins, Colorado for a gross sales price of $4,147,500. Escrow is scheduled to close in August 2008.

The following table summarizes the revenue and expense components that comprise discontinued operations:

FOR THE THREE MONTHS ENDED             6/30/08           6/30/07
                                       -------           -------

REVENUE                               $134,726          $124,846
EXPENSES                                64,144            64,429
                                      --------          --------
NET OPERATING INCOME FROM
 DISCONTINUED OPERATIONS              $ 70,582          $ 60,417
                                      ========          ========


FOR THE SIX MONTHS ENDED               6/30/08           6/30/07
                                       -------           -------

REVENUE                               $253,789          $244,316
EXPENSES                               123,889           129,666
                                      --------          --------
NET OPERATING INCOME FROM
 DISCONTINUED OPERATIONS              $129,900          $114,650
                                      ========          ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2008 and 2007, total revenues decreased 4.3% from $560,776 to $585,022 and total expenses increased 5.4% from $327,176 to $344,803 and income from discontinued operations increased from $60,417 to $70,582. As a result, net income increased 5.7% from $294,017 for the three-month period ended June 30, 2007, to $310,801 for the same period in 2008. Rental revenue increased as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnerships' six mini-storage facilities averaged 82.6% for the three-month period ended June 30, 2008 and 83.5% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $10,500 (4.1%) primarily as a result of increases in advertising and salaries and wages expenses, partially offset by decreases in legal and maintenance and repair expenses. General and administrative expenses increased approx-imately $7,100 (9.8%) primarily as a result of increases in legal and professional and incentive management fees, partially offset by a decrease in state tax payments.

For the six-month periods ended June 30, 2008, and 2007, total revenues increased 3.4% from $1,118,808 to $1,157,058 and total expenses increased 6.4% from $649,934 to $691,249 and income from discontinued operations in-creased from $114,650 to $129,900. As a result, net income increased 2.1% from $583,524 for the six-month period ended June 30, 2007, to $595,709 for the same period in 2008. Rental revenue increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partner-ships' six mini-storage facilities averaged 82.6% for the six-month period ended June 30, 2007 and 81.3% for the same period in 2007. Operating expenses increased approximately $36,600 (7.5%) primarily as a result of increases in adverstising and salaries and wages, partially offset by decreases in legal, purchase of locks and packing materials and maintenance and repair expenses. General and administrative expenses increased approximately
$4,700 (3.0%) primarily as a result of an increase in legal and professional expense, partially offset by a decrease in state tax payment.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          NONE

Item 4T.   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
        Officer
        32.1 Section 1350 Certification by Chief Executive Officer
        32.2 Section 1350 Certification by Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND VII,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: August 14, 2008 			Dated: August 14, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________
	Dated: August 14, 2008 			Dated: August 14, 2008

        JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund VII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER


    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund VII;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       August 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       August 14, 2008