Form 10-Q
period 2008-09-30
DSI REALTY INCOME FUND VII
filed 2008-11-14
CIK 719581

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008.
				________________

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

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

DSI REALTY INCOME FUND VII
(A Limited Partnership)

BALANCE SHEETS (UNAUDITED)
September 30, 2008 AND DECEMBER 31, 2007

                                        September 30,     December 31,
                                            2008             2007
ASSETS

CASH AND CASH EQUIVALENTS                $  856,181       $  760,743
PROPERTY, Net                             1,739,926        2,159,537

OTHER ASSETS                                169,570          159,060
                                         ----------       ----------
TOTAL                                    $2,765,677       $3,079,340
                                         ==========       ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


LIABILITIES

Distribution to Partners                 $  242,424      $  242,424
Incentive management fee
 payable to general partners                238,571         218,069
Property management
 fee payable                                 12,292          14,890
Customer deposits and
 other liabilities                          102,239         136,647
Capital lease obligation                     12,848          47,090
                                         ----------      ----------
Total liabilities                           608,374         659,120
                                         ----------      ----------
PARTNERS' EQUITY (DEFICIT):
     General Partners                       (86,196)        (83,567)
     Limited Partners (24,000
     limited partnership units
     outstanding at September 30,
     2008 and December 31, 2007)          2,243,499       2,503,787
                                         ----------      ----------
  Total partners' equity                  2,157,303       2,420,220
                                         ----------      ----------
TOTAL                                    $2,765,677      $3,079,340
                                         ==========      ==========

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2008 AND 2007


                                        September 30,     September 30,
                                            2008              2007

REVENUES:

Rental revenue                           $  546,257        $  532,226
Ancillary operating revenue                  50,274            36,732
Interest and other income                       185               163
                                         ----------        ----------
 Total revenues                             596,716           569,121

EXPENSES:

Operating                                   296,411           245,094
General and administrative                   50,350            52,559
                                         ----------        ----------
     Total expenses                         346,761           297,653
                                         ----------        ----------

INCOME FROM CONTINUING
 OPERATIONS                              $  249,955        $  271,468
INCOME FROM DISCONTINUED
 OPERATIONS                                 (49,563)           60,908
NET GAIN ON SALE OF
 DISCONTINUED OPERATIONS                  2,983,708               -
                                         ----------        ----------
NET INCOME                               $3,184,100        $  332,376
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $3,152,259        $  329,052
    General Partners                         31,841             3,324
                                         ----------        ----------
TOTAL                                    $3,184,100        $  332,376
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $   131.34        $    13.71
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                        September 30,     September 30,
                                            2008              2007

REVENUES:

Rental                                   $1,624,301        $1,573,900
Ancillary operating revenue                 129,127           113,541
Interest and other income                       458               488
                                         ----------        ----------
 Total revenues                           1,753,886         1,687,929

EXPENSES:

Operating                                   824,342           736,423
General and administrative                  213,780           211,164
                                         ----------        ----------
     Total expenses                       1,038,122           947,587
                                         ----------        ----------

INCOME FROM CONTINUING
 OPERATIONS                              $  715,764        $  740,342
INCOME FROM DISCONTINUED
 OPERATIONS                                  80,337           175,558
NET GAIN ON SALE OF
 DISCONTINUED OPERATIONS                  2,983,708               -
                                         ----------        ----------
NET INCOME                               $3,779,809        $  915,900
                                         ==========        ==========

AGGREGATE NET INCOME ALLOCATED TO:
    Limited Partners                     $3,742,011        $  906,741
    General Partners                         37,798             9,159
                                         ----------        ----------
TOTAL                                    $3,779,809        $  915,900
                                         ==========        ==========
NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $   155.92        $    37.78
                                         ==========        ==========

LIMITED PARTNERSHIP UNITS
   USED IN PER UNIT CALCULATION              24,000            24,000
                                             ======            ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008

                                      GENERAL        LIMITED
                                      PARTNERS       PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008            ($83,567)     $2,503,787   $2,420,220

NET INCOME                              37,798       3,742,011    3,779,809
DISTRIBUTIONS                          (40,427)     (4,002,299)  (4,042,726)
                                      --------      ----------   ----------
BALANCE AT September 30, 2008         ($86,195)     $2,243,498   $2,157,303
                                      ========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007

                                      September 30,      September 30,
                                          2008               2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                             $3,779,809         $ 915,900
Adjustments to reconcile net
   income to net cash provided by
   operating activities(including
   discontinued operations):
     Depreciation                          38,343            35,078
     Gain on sale of
      discontinued operations          (2,983,708)              -

Changes in assets and liabilities:
     Increase in other assets             (10,510)          (30,255)
     Decrease in liabilities              (16,504)          (43,453)
                                        ---------          --------
   Net cash provided by
   operating activities                   807,430           877,270

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners         (4,042,726)         (727,272)
     Payments on capital
     lease obligations                    (34,242)          (30,395)
                                        ---------          --------
   Net cash used in
     financing activities              (4,076,968)         (757,667)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Proceeds from sale of
      discontinued operations           3,364,976               -
                                        ---------          --------
     Net cash used in
     investing activities              (3,364,976)              -

NET INCREASE IN CASH AND
    CASH EQUIVALENTS                       95,438           119,603

CASH AND CASH EQUIVALENTS:

     At beginning of period               760,743           715,368
                                        ---------         ---------
     At end of period                   $ 856,181         $ 834,971
                                       =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION -
     Cash paid for interest            $   2,664          $   2,035
                                       =========          =========
NONCASH FINANCING ACTIVIITES -
     Distribution due partners
     included in partners' equity      $ 242,424          $ 242,424
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

The Partnership has acquired five mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Littleton, Colorado. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner.

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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation was calculated using the straight line method over the estimated useful life of 15 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation is as follows:

                                     September 30, 2008  December 31, 2007

    Land                                 $  1,714,700      $  2,089,800
    Buildings and improvements              6,379,900         7,794,172
    Rental trucks
      under capital leases                    140,093           175,116
                                         ------------      ------------
    Total                                   8,234,693        10,059,088
    Less: Accumulated Depreciation        ( 6,494,767)      ( 7,899,551)
                                         ------------      ------------
    Property - Net                       $  1,739,926      $  2,159,537
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $32,346 and $33,434, for the three month period ended September 30, 2008 and 2007, respectively, and $102,110 and $102,574 for the nine month period ended September 30, 2008 and 2007 respectively. Amounts payable to Dahn at September 30, 2008 and December 31, 2007, were $12,292 and $14,890, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,000.

6.    DISCONTINUED OPERATIONS

In accordance with Statement of Financial Accounting Standards No. 144, the net income of a mini-storage facility located in Fort Collins, Colorado is reflected in the statement of income as discontinued operations for all periods presented.

In June 2008, a sales agreement was signed with Pedersen Properties, LP, whereby it would acquire the Partnerships' mini-storage facility in Fort Collins, Colorado for a gross sales price of $4,147,500. Escrow closed in August 15, 2008.

The following table summarizes the revenue and expense components that comprise discontinued operations:

FOR THE THREE MONTHS ENDED             9/30/08           9/30/07
                                       -------           -------

REVENUE                               $ 46,607          $119,716
EXPENSES                                96,170            58,808
                                      --------          --------
NET OPERATING (LOSS) INCOME FROM
 DISCONTINUED OPERATIONS              $(49,563)         $ 60,908
                                      ========          ========


FOR THE NINE MONTHS ENDED              9/30/08           9/30/07
                                       -------           -------

REVENUE                               $300,396          $364,032
EXPENSES                               220,059           188,474
                                      --------          --------
NET OPERATING INCOME FROM
 DISCONTINUED OPERATIONS              $ 80,337          $175,558
                                      ========          ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2008 and 2007, total revenues increased 4.8% from $569,121 to $596,716 and total expenses increased 16.5% from $297,653 to $346,761 and income from discontinued operations increased from $60,908 to $2,934,145. As a result, net income increased from $332,376 for the three-month period ended September 30, 2007, to $3,184,100 for the same period in 2008. Rental revenue increased as a result of higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 81.8% for the three-month period ended September 30, 2008 and 83.4% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $51,300 or 20.9% primarily as a result of increases in advertising, maintenance and repair, office supplies and salaries and wages expenses. General and administrative expenses remained constant.

For the nine-month periods ended September 30, 2008, and 2007, total revenues increased 3.9% from $1,687,929 to $1,753,886 and total expenses increased 9.6% from $947,587 to $1,038,122 and income from discontinued operations increased from $175,588 to $3,064,045. As a result, net income increased from $915,900 for the nine-month period ended September 30, 2007, to $3,779,809 for the same period in 2008. Rental revenue increased primarily as a result of higher unit rental rates and imcome from truck rental commissions. Occupancy levels for the Partnerships' five mini-storage facilities averaged 82.3% for the nine-month period ended September 30, 2008 and 81.8% for the same period in 2007. Operating expenses increased approximately $87,900 or 11.9% primarily as a result of increases in advertising, utilities, office supplies, salaries and wages and security alarm services expenses, partially offset by a decrease in legal expense. General and administrative expenses remained constant.

In June 2008, a sales agreement was signed with Pedersen Properties, LP, whereby it would acquire the Partnerships' mini-storage facility in Fort Collins, Colorado for a gross sales price of $4,147,500. Escrow closed August 15, 2008, and the proceeds in the amount of $3,303,030 was distributed to the Limited Partners on September 15, 2008.

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


	DSI REALTY INCOME FUND VII,
	a California Limited Partnership


	by: DSI Properties, Inc., a 		By: Diversified Investors Agency
	California corporation, 		a general partnership,
	as General Partner			as General Partner


	    /s/ ROBERT J. CONWAY		    /s/ ROBERT J. CONWAY
	By_____________________________ 	By_____________________________
	Dated: November 14, 2008 		Dated: November 14, 2008

	ROBERT J. CONWAY, President,		ROBERT J. CONWAY,
	Chief Executive Officer, Chief		General Partner
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY			    /s/ JOSEPH W. CONWAY
	By_____________________________ 	By_____________________________
	Dated: November 14, 2008 		Dated: November 14, 2008

        JOSEPH W. CONWAY, Executive		JOSEPH W. CONWAY,
	Vice President and Director		General Partner





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



    Date:  November 14, 2008



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



    Date:  November 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       November 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       November 14, 2008