Form 10-Q
period 2009-03-31
DSI REALTY INCOME FUND VII
filed 2009-05-20
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

The issuer is a limited partnership. All 24,000 limited partnership units originally sold for $500.00 per unit. There is no trading market for the limited partnership units.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 1,172,690	$ 628,913
Property Net	1,743,217	1,745,570
Uncollected Rental Revenue	41,456	67,643
Prepaid Advertising	51,613	68,817
Other Assets	21,250	558,943
TOTAL	$ 3,030,226	$ 3,069,886

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 749,814	$ 749,814
Incentive Management Fee Liability	15,685	19,936
Property Management Fee Liability	11,445	11,170
Capital Leases	-	-
Deferred Income	45,513	49,552
Accrued Expenses	25,600	31,435
Other Liabilities	76,254	17,636
Total Liabilities	924,311	879,543
PARTNERS' EQUITY:
General Partners	(86,710)	(85,866)
Limited Partners	2,192,625	2,276,209
Total Partners' Equity	2,105,915	2,190,343

TOTAL	$ 3,030,226	$ 3,069,886
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	March 31, 2009	March 31, 2008
REVENUES:
Self-storage rental income	$ 461,608	$ 529,310
Ancillary operating revenue	32,924	42,583
Interest and other income	130	143
TOTAL	$ 494,662	$ 572,036

EXPENSES:
Depreciation	2,353	10,064
Operating	235,905	193,117
General and administrative	87,308	89,934
Interest	-	524
General partners' incentive management fee	15,685	25,611
Property management fee	25,718	29,315
TOTAL	366,969	348,565

NET INCOME BEFORE DISCONTINUED OPERATIONS:	$ 127,693	$ 223,471
Income from discontinued operations	-	61,437
NET INCOME:	$ 127,693	$ 284,908

AGGREGATE INCOME ALLOCATED TO:
General partners	1,277	2,849
Limited partners	126,416	282,059
TOTAL	$ 127,693	$ 284,908

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 5.27	$ 11.75
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY
(UNAUDITED)	General Partners	Limited Partners	Total

BALANCE AT DECEMBER 31, 2008	$ (85,866)	$ 2,276,209	$ 2,190,343

Net Income Allocation	1,277	126,416	$ 127,693
Distributions	(2,121)	(210,000)	$ (212,121)

BALANCE AT MARCH 31, 2009	$ (86,710)	$ 2,192,625	$ 2,105,915

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
(UNAUDITED)	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 127,693	$ 284,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,353	12,636
Changes in assets and liabilities:
Other assets	581,084	(65,622)
Incentive management fee payable to General Partners	(4,251)	25,611
Property management fees payable	275	449
Customer deposits and other liabilities	48,744	(23,546)
Net cash provided by operating activities	755,898	234,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (212,121)	$ (242,424)
Payments on capital lease obligations	-	(10,595)
Net cash used in financing activities	(212,121)	(253,019)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	543,777	$ (18,583)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	628,913	760,743
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,172,690	742,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 655
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	749,814	242,424
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2009

1. GENERAL

DSI Realty Income Fund VII (the "Partnership"), has two general partners (DSI Properties, Inc., and Diversified Investors Agency) and limited partners owning 24,000 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership has acquired mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Littleton, Colorado. All facilities were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner.

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2009 is as follows:

	March 31, 2009	December 31, 2008
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,398,254	6,398,254
Rental trucks under capital leases	140,093	140,093
Total	8,253,047	8,253,047
Less accumulated depreciation	(6,509,830)	(6,507,477)
Property – net	$ 1,743,217	$ 1,745,570

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $25,718 and $29,315, for the three month periods ended March 31, 2009 and March 31, 2008, respectively. Amounts payable to Dahn at March 31, 2009 and March 31, 2008, were $11,445 and $11,170, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended March 31, 2009 and 2008, revenues decreased 13.5% from $572,036 to $494,662, total expenses increased 5.3% from $348,565 to $366,969, and income from discontinued operations decreased from $61,437 to $0. As a result, net income decreased 55.2% from $284,908 for the three-month period ended March 31, 2008, to $127,693 for the same period in 2009. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.4% for the three-month period ended March 31, 2009, compared to 81.9% for the same period in 2008. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $42,788 (22.2%) primarily due to increases in advertising, real estate tax and salaries and wages expense, partially offset by a decrease in repair and maintenance expense. General and administrative expenses decreased approximately $2,626 (2.9%) as a result of relatively insignificant fluctuations in various expense accounts.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

No response required.

ITEM 4T. CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Registrant is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

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

/s/ ROBERT J. CONWAY

By_____________________________

Dated: May 20, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 20, 2009

JOSEPH W. CONWAY, (Executive
Vice President and Director)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009