Form 10-Q
period 2009-06-30
DSI REALTY INCOME FUND VII
filed 2009-08-14
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 973,292	$ 628,913
Property Net	1,740,864	1,745,570
Uncollected Rental Revenue	70,083	67,643
Prepaid Advertising	34,409	68,817
Other Assets	21,250	558,943
TOTAL	$ 2,839,898	$ 3,069,886

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 583,343	$ 749,814
Incentive Management Fee Liability	18,345	19,936
Property Management Fee Liability	11,511	11,170
Deferred Income	50,086	49,552
Accrued Expenses	28,899	31,435
Other Liabilities	24,002	17,636
Total Liabilities	$ 716,186	$ 879,543
PARTNERS' EQUITY:
General Partners	(86,532)	(85,866)
Limited Partners	2,210,244	2,276,209
Total Partners' Equity	$ 2,123,712	$ 2,190,343

TOTAL	$ 2,839,898	$ 3,069,886
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 501,659	$548,734
Ancillary operating revenue	34,562	36,270
Interest and other income	131	130
TOTAL	$ 536,352	$ 585,134

EXPENSES:
Depreciation	2,353	10,723
Operating	188,828	193,326
General and administrative	71,675	76,808
Interest	-	1,388
General partners' incentive management fee	18,345	32,831
Property management fee	25,233	27,720
TOTAL	$ 306,434	$ 342,796

NET INCOME BEFORE DISCONTINUED OPERATIONS:	$ 229,918	$ 242,338
Income from discontinued operations	-	68,463
NET INCOME:	$ 229,918	$ 310,801

AGGREGATE INCOME ALLOCATED TO:
General partners	2,299	3,108
Limited partners	227,619	307,693
TOTAL	$ 229,918	$ 310,801

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 9.48	$ 12.82
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 963,267	$ 1,078,044
Ancillary operating revenue	67,486	78,853
Interest and other income	261	273
TOTAL	$ 1,031,014	$ 1,157,170

EXPENSES:
Depreciation	4,706	20,787
Operating	424,733	386,443
General and administrative	158,983	166,742
Interest	-	1,912
General partners' incentive management fee	34,030	58,442
Property management fee	50,951	57,035
TOTAL	$ 673,403	$ 691,361

NET INCOME BEFORE DISCONTINUED OPERATIONS:	$ 357,611	$ 465,809
Income from discontinued operations	-	129,900
NET INCOME:	$ 357,611	$ 595,709

AGGREGATE INCOME ALLOCATED TO:
General partners	3,576	5,957
Limited partners	354,035	589,752
TOTAL	$ 357,611	$ 595,709

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 14.75	$ 24.57
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY
(UNAUDITED)	General Partners	Limited Partners	Total

BALANCE AT DECEMBER 31, 2008	$ (85,866)	$ 2,276,209	$ 2,190,343

Net Income Allocation	3,576	354,035	357,611
Distributions	(4,242)	(420,000)	(424,242)

BALANCE AT JUNE 30, 2009	$ (86,532)	$ 2,210,244	$ 2,123,712

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Six months ended	Six months ended
(UNAUDITED)	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 357,611	$ 595,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,706	25,933
Changes in assets and liabilities:
Other assets	569,661	(58,913)
Incentive management fee payable to General Partners	(1,591)	35,878
Property management fees payable	341	(461)
Customer deposits and other liabilities	(162,107)	(3,472)
Net cash provided by operating activities	768,621	594,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (424,242)	$ (497,272)
Payments on capital lease obligations	-	(20,110)
Net cash used in financing activities	(424,242)	(517,382)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 344,379	$ 77,292

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	628,913	760,743
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 973,292	$ 838,035

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 2,390
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 242,424	$ 242,424
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Partnership's financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2009 were as follows:

	June 30, 2009	December 31, 2008
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,398,254	6,398,254
Rental trucks under capital leases	140,093	140,093
Total	8,253,047	8,253,047
Less accumulated depreciation	(6,512,183)	(6,507,477)
Property – net	$ 1,740,864	$ 1,745,570

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $25,233 and $27,720, for the three month periods ended June 30, 2009 and 2008, respectively. Amounts payable to Dahn at June 30, 2009 and December 31, 2008 were $11,511 and $11,170, respectively.

6. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Business Combinations", the net income and the net gain on disposition of a mini-storage facility located in Fort Collins, CO, which was sold on August 15, 2008, is reflected in the statement of income as discontinued operations for the quarter ended June 30, 2008. The mini-storage facility was sold for the sale price of $4,147,500. In September 2008, proceeds in the amount of $3,302,970 were distributed to the limited partners. The net gain on the sales of the facility is $3,562,876. In 2008, fees paid to the general partners in accordance with the partnership agreement amounting to $79,882.

For the three months ended June 30, 2008 the revenue and expense that comprise discontinued operations were $134,726 and $66,263, respectively, with income from discontinued operations of $68,463. For the six months ended June 30, 2008 the revenue and expense that comprise discontinued operations were $253,789 and $123,889, respectively, with income from discontinued operations of $129,900.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended June 30, 2009 and 2008, revenues decreased 8.3% from $585,134 to $536,352 and total expenses decreased 10.6% from $342,796 to $306,434.  As a result, net income decreased 5.1% from $242,338 for the three-month period ended June 30, 2008, to $229,918 for the same period in 2009. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.0% for the three-month period ended June 30, 2009, compared to 82.6% for the same period in 2008. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased $4,498 or 2.3% primarily due to increases in yellow pages advertising and truck lease expense, partially offset by a decrease in real estate taxes and salaries and wages. General and administrative expenses decreased $5,133 or 6.7% primarily as a result of decreases in legal and professional expense, credit card fee expense and computer equipment lease expense.

For the six-month periods ended June 30, 2009 and 2008, revenues decreased 10.9% from $1,157,170 to $1,031,014 and total expenses decreased 2.6% from $691,361 to $673,403, resulting in a decrease in net income of 23.2% from $465,809 to $357,611. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.3% for the six-month period ended June 30, 2009, compared to 82.6% for the same period in 2008. Operating expenses increased $38,290 or 9.9% primarily due to increases in yellow pages advertising and truck lease expense, partially offset by a decrease in real estate taxes and salaries and wages. General and administrative expenses decreased $7,759 or 4.7% primarily as a result of decreases in postage expense, credit card fee expense and computer equipment lease expense.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the reporting period that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Dated: August 14, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 14, 2009

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

August 14, 2009

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

August 14, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009