Form 10-Q
period 2009-09-30
DSI REALTY INCOME FUND VII
filed 2009-11-16
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 636,012	$ 628,913
Property Net	1,733,722	1,745,570
Uncollected Rental Revenue	73,264	67,643
Prepaid Advertising	17,204	68,817
Other Assets	21,250	558,943
TOTAL	$ 2,481,452	$ 3,069,886

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 212,121	$ 749,814
Incentive Management Fee Liability	21,572	19,936
Property Management Fee Liability	11,642	11,170
Deferred Income	52,483	49,552
Accrued Expenses	42,619	31,435
Other Liabilities	64,609	17,636
Total Liabilities	$ 405,046	$ 879,543
PARTNERS' EQUITY:
General Partners	(87,005)	(85,866)
Limited Partners	2,163,411	2,276,209
Total Partners' Equity	$ 2,076,406	$ 2,190,343

TOTAL	$ 2,481,452	$ 3,069,886
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 475,712	$ 546,257
Ancillary operating revenue	33,004	50,274
Interest and other income	133	185
TOTAL	$ 508,849	$ 596,716

EXPENSES:
Depreciation	7,142	10,723
Operating	211,394	230,055
General and administrative	71,017	59,336
Interest	-	264
General partners' incentive management fee	25,206	17,455
Property management fee	25,524	28,928
TOTAL	$ 340,283	$ 346,761

NET INCOME FROM CONTINUING OPERATIONS:	$ 168,566	$ 249,955
Loss from discontinued operations	-	(49,563)
Net gain on sale of discontinued operations	-	2,983,708
NET INCOME:	$ 168,566	$ 3,184,100

AGGREGATE INCOME ALLOCATED TO:
General partners	1,686	31,841
Limited partners	166,880	3,152,259
TOTAL	$ 168,566	$ 3,184,100

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 6.95	$ 131.34
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 1,438,979	$ 1,624,301
Ancillary operating revenue	100,490	129,127
Interest and other income	394	458
TOTAL	$ 1,539,863	$ 1,753,886

EXPENSES:
Depreciation	11,848	31,510
Operating	636,127	616,498
General and administrative	230,000	226,078
Interest	-	2,176
General partners' incentive management fee	59,236	75,897
Property management fee	76,475	85,963
TOTAL	$ 1,013,686	$ 1,038,122

NET INCOME FROM CONTINUING OPERATIONS:	$ 526,177	$ 715,764
Income from discontinued operations	-	80,337
Net gain on sale of discontinued operations	-	2,983,708
NET INCOME:	$ 526,177	$ 3,779,809

AGGREGATE INCOME ALLOCATED TO:
General partners	5,262	37,798
Limited partners	520,915	3,742,011
TOTAL	$ 526,177	$ 3,779,809

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 21.70	$ 155.92
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY
(UNAUDITED)	General Partners	Limited Partners	Total

BALANCE AT DECEMBER 31, 2008	$ (85,866)	$ 2,276,209	$ 2,190,343

Net Income Allocation	5,262	520,915	526,177
Distributions	(6,401)	(633,713)	(640,114)

BALANCE AT SEPTEMBER 30, 2009	$ (87,005)	$ 2,163,411	$ 2,076,406

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Nine months ended	Nine months ended
(UNAUDITED)	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 526,177	$ 3,779,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,848	38,343
Gain on sale of discontinued operations	-	(2,983,708)
Changes in assets and liabilities:
Other assets	583,685	(10,510)
Incentive management fee payable to General Partners	1,636	3,048
Property management fees payable	472	2,598
Customer deposits and other liabilities	(476,605)	(22,150)
Net cash provided by operating activities	647,213	807,430

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	-
Proceeds from sale of discontinued operations	-	3,364,976
Net cash provided by investing activities	-	3,364,976
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (640,114)	$ (4,042,726)
Payments on capital lease obligations	-	(34,242)
Net cash used in financing activities	(640,114)	(4,076,968)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 7,099	$ 95,438

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	628,913	760,743
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 636,012	$ 856,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	$ 2,664
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 212,121	$ 242,424
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF September 30, 2009

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an iterim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of FSP 107-1 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after
June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  There-
fore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends
Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2009 were as follows:

	September 30, 2009	December 31, 2008
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,398,254	6,398,254
Rental trucks under capital leases	140,093	140,093
Total	8,253,047	8,253,047
Less accumulated depreciation	(6,519,325)	(6,507,477)
Property – net	$ 1,733,722	$ 1,745,570

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $25,206 and $17,455, for the three month periods ended September 30, 2009 and 2008, respectively. Amounts payable to Dahn at September 30, 2009 and December 31, 2008 were $11,642 and $11,170, respectively.

6. DISCONTINUED OPERATIONS

In accordance with ASC 205-20 (formerly SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets"), the net income and the net gain on disposition of a mini-storage facility located in Fort Collins, CO, which was sold on August 15, 2008, is reflected in the statement of income as discontinued operations for the quarter ended September 30, 2008. The mini-storage facility was sold for the sale price of $4,147,500. In September 2008, proceeds in the amount of $3,302,970 were distributed to the limited partners. The net gain on the sales of the facility is $3,562,876. In 2008, fees paid to the general partners in accordance with the partnership agreement amounting to $79,882.

For the three months ended September 30, 2008 the revenue and expense that comprise discontinued operations were $46,608 and $96,171, respectively, with loss from discontinued operations of $49,563. For the nine months ended September 30, 2008 the revenue and expense that comprise discontinued operations were $300,396 and $220,059, respectively, with income from discontinued operations of $80,337.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended September 30, 2009 and 2008, revenues decreased 14.7% to $508,849 from $596,716 and total expenses decreased 1.9% to $340,283 from $346,761, resulting in a decrease in net income of 32.6% to $168,566 from $249,955. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.1% for the three-month period ended September 30, 2009, compared to 81.8% for the same period in 2008. Operating expenses decreased $18,661 or 8.1% primarily due to decreases in repair and maintenance, real estate taxes and salary and wages expenses. General and administrative expenses increased $11,681 or 19.7% primarily as a result of an increase in office supply expenses.

For the nine-month periods ended September 30, 2009 and 2008, revenues decreased 12.2% to $1,539,863 from $1,753,886 and total expenses decreased 2.4% to $1,013,686 from $1,038,122, resulting in a decrease in net income of 26.5% to $526,177 from $715,764. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.6% for the nine-month period ended September 30, 2009, compared to 82.3% for the same period in 2008. Operating expenses increased $19,629 or 3.2% primarily due to increases in advertising and truck lease expenses. General and administrative expenses increased $3,922 or 1.7% primarily as a result of an increase in legal and professional and office supply expenses partially offset by a decrease in computer and equipment lease expenses.

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

Dated: November 16, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 16, 2009

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

November 16, 2009

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

November 16, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009