Form 10-K
period 2009-12-31
DSI REALTY INCOME FUND VII
filed 2010-03-31
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership.

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Chico, CA	1.97	Jul-84	38,993	6.88	79.3	38,795	8.04	84.8
La Verne, CA	2.78	Apr-85	52,210	9.75	75.7	52,210	10.89	82.8
Littleton, CO	3.07	Oct-85	45,780	8.67	73.5	45,780	9.39	82.6
Riverside, CA	2.92	Jan-85	61,027	6.42	62.6	60,928	7.86	75.4
Fairfield, CA	2.29	Aug-84	41,010	11.29	79.2	41,010	11.78	79.2

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 2009.

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

Approximate Number of Security Holders

As of December 31, 2009, there were approximately 850 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $8.79 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2009 and $49.11 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2008. It is the Partnership expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

Total revenues decreased from $2,228,507 in 2008 to $2,033,246 in 2009, while total expenses decreased from $1,337,988 to $1,248,696. As a result, net income from continuing operations (as a result of the sale of the Partnership's Fort Collins, CO facility in August, 2008) decreased from $890,515 to $784,550. Rental revenues decreased primarily as a result of decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 74.1% for the year 2009 as compared to 80.1% for 2008. Operating expenses decreased $30,555 (3.8%) primarily due to decreases in advertising, repairs and maintenance expenses, and truck insurance expenses, partially offset by an increase in truck lease expense. General and administrative expenses decreased $6,917 (2.4%) primarily as a result of decreases in travel expenses, office supplies, postage, and credit card fee expenses, partially offset by increases in legal and professional. The General Partners’ incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as yellow pages and other advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $60,096 (7.6%) in 2009 compared to 2008 primarily due to a decrease in prepaid advertising expenses.

Cash provided by (used in) investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no material investing activities in 2009. The partnership sold its Fort Collins, CO facility in 2008. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2009 and 2008 and payments on capital lease obligations.

Current economic conditions continue to negatively impact the self storage industry and our investment portfolio. The ongoing recession, increased government intervention and higher taxes have all had a detrimental affect on the performance of all properties. Also, high unemployment rates are affecting people's discretionary income and their ability to afford storage.

With the continuing crisis in the housing and lending markets, very few new facilities are being built. We anticipate that when the financial markets stabilize and the economy begins to grow again, occupancies and income should rebound quickly.

The General Partners plan to continue to improve and maintain Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

The General Partners are not aware of any environmental problems which could have a material adverse effect upon the financial position of the Partnership.

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2009 was as follows:

	2009 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	494,662	536,352	508,849	493,383
Net income	127,693	229,918	168,566	258,373
Net income per limited partnership unit
	$ 5.27	$ 9.48	$ 6.95	$ 10.99
Weighted average number of limited partnership units outstanding

	24,000	24,000	24,000	24,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Balance Sheets as of December 31, 2009 and 2008 F-2

Statements of Income for the Years Ended December 31, 2009 and 2008 F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2009 and 2008 F-4

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 F-5

Notes to Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2009 F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2009. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2009, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 75, has been President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 80, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 86, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Diversified Investors Agency

Robert J. Conway and Joseph W. Conway (descriptions above) are the sole general partners of Diversified Investors Agency.

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2009 or 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2009 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

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

(2) As of December 31, 2009, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2009 an aggregate of $7,828 was allocated to the General Partners, and during 2008 an aggregate of $45,324 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2009, no such fees were paid during this year. In 2008, fees paid to the general partners in accordance with the partnership agreement amounted to $79,882.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2009 the Partnership paid the General Partners an incentive management fee of $82,161, and during 2008 the Partnership paid the General Partners an incentive management fee of $95,833.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2009 and 2008 the Partnership paid Dahn management fees of $101,494 and $113,111, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $11,828 and $11,170, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2009 were $39,700 and for 2008 were $49,400.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2009 and 2008.

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

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

Dated: March 31, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: March 31, 2010

JOSEPH W. CONWAY, (Executive Vice President and Director)

ITEM 15(1)

2009 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND VII

Financial Statements for its fiscal year ended December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California Limited Partnership (the "Partnership") as of December 31, 2009 and 2008 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2009. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Santa Ana, California

March 31, 2009

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2009	2008
ASSETS
Cash and cash equivalents	$ 624,860	$ 628,913
Property, Net	1,735,263	1,745,570
Uncollected rental revenue	85,352	67,643
Prepaid advertising	14,256	68,817
Other assets	21,250	558,943
TOTAL	$ 2,480,981	$ 3,069,887
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners (Note 4)	$ 212,121	$ 749,814
Incentive management fee liability	22,925	19,936
Property management fee liability	11,828	11,170
Deferred income	56,946	49,552
Accrued expenses	33,257	31,435
Other liabilities	21,246	17,635
Total liabilities	358,323	879,544
PARTNERS' EQUITY (DEFICIT) (Note 4):
General partners	(86,543)	(85,866)
Limited partners	2,209,201	2,276,209
Total partners' equity	2,122,658	2,190,343
TOTAL	$ 2,480,981	$ 3,069,887

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2009	2008
REVENUES:
Self-storage rental income	$ 1,902,023	$ 2,115,108
Ancillary operating revenue	130,729	112,862
Interest and other income	494	537
Total Revenues	2,033,246	2,228,507
EXPENSES:
Depreciation	14,313	42,569
Operating	767,017	797,572
General and administrative	283,711	290,628
Interest	-	(1,725)
General partners' incentive management fee (Note 4)	82,161	95,833
Property management fee (Note 6)	101,494	113,111
Total Expenses	1,248,696	1,337,988
INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	$ 784,550	$ 890,519
DISCONTINUED OPERATIONS (Note 7):
Net income from discontinued operations	-	79,045
Net gain on sale of discontinued operations	-	3,562,876
Total income from discontinued operations	-	3,641,921
NET INCOME	$ 784,550	$ 4,532,440
AGGREGATE NET INCOME ALLOCATED TO (Note 4):
Limited partners	7,845	45,324
General partners	776,705	4,487,116
TOTAL	$ 784,550	$ 4,532,440
Number of limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 32.69	$186.96

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General	Limited
	Partners	Partners	Total
BALANCE DECEMBER 31, 2007	(83,567)	2,503,787	2,420,220
Net income allocation	45,324	4,487,116	4,532,440
Distributions	(47,623)	(4,714,694)	(4,762,317)
BALANCE DECEMBER 31, 2008	$ (85,866)	$ 2,276,209	$ 2,190,343
Net income allocation	7,845	776,705	784,550
Distributions	(8,522)	(843,713)	(852,235)
BALANCE DECEMBER 31, 2009	$(86,543)	$2,209,201	$2,122,658

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 784,550	$ 4,532,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,313	50,186
Gain on sale from discontinued operations	-	(3,562,876)
Changes in assets and liabilities:
Other assets	574,545	(536,344)
Incentive management fee payable to general partners	2,989	(198,133)
Property management fees payable	658	(3,720)
Customer deposits and other liabilities	(526,040)	469,366
Net cash provided by operating activities	851,015	790,919
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(2,833)	(17,485)
Proceeds from the sale of discontinued operations	-	3,944,143
Net cash provided by (used in) investing activities	(2,833)	3,926,658
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(852,235)	(4,762,317)
Payments on capital lease obligations	-	(47,090)
Net cash used in financing activities	(852,235)	(4,809,407)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,053)	(131,830)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	628,913	760,743
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$ 624,860	$ 628,913
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest	$ -	$ (1,725)
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distribution due partners included in partners' equity	$ 212,121	$ 749,814

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2009 and 2008 is $(21,007) and $223,485, respectively.

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008 were $109,394 and $158,332 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2009 or 2008.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825-10"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods.  ASC 825-10 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of ASC 825-10 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2009	2008
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,400,125	6,398,254
Rental trucks under capital leases	140,093	140,093
Total	8,254,918	8,253,047

Less accumulated depreciation	(6,519,655)	(6,507,477)

Property - net	$1,735,263	$1,745,570

Depreciation expense of $0 and $33,534 was recorded on the rental trucks under capital leases in 2009 and 2008.

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

5. BUSINESS SEGMENT INFORMATION

The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of ASC 280-10 (formerly SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information") The Partnership operates in a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2009 and 2008 the Partnership paid Dahn management fees of $101,494 and $113,111, respectively. Amounts payable to Dahn at December 31, 2009 and 2008, were $11,828 and $11,170, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease agreements expired as of December 31, 2008.

7. DISCONTINUED OPERATIONS

In accordance with ASC 360-10 (formerly, SFAS No. 144, "Business Combinations"), the net income and the net gain on disposition of a mini-storage facility located in Fort Collins, CO, which was sold on August 15, 2008, is reflected in the statement of income as discontinued operations for all periods presented. The mini-storage facility was sold for the sale price of $4,147,500. In September, 2008, proceeds in the amount of $3,302,970 were distributed to the limited partners. The net gain on the sales of the facility is $3,562,876. In 2008, fees paid to the general partners in accordance with the partnership agreement amounting to $79,882.

The following table summarizes the revenue and expense components that comprise discontinued operations.

	2009	2008
REVENUES:
Self-storage rental income	$ -	$ 277,355
Ancillary operating revenue	-	22,390
Interest and other income	-	112
Total	-	300,397
EXPENSES:
Depreciation	-	7,617
Operating	-	177,952
General and administrative	-	19,147
Interest	-	488
General partners' incentive management fee (Note 4)	-	-
Property management fee (Note 6)	-	16,148
Total	$ -	$ 221,352
Net income from discontinued operations	-	79,045
Net gain on sale of discontinued operations	-	3,562,876
Total income from discontinued operations	$ -	$ 3,641,921

ITEM 15(2)

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2009

Initial Cost				Gross Carrying Amount at December 31, 2009
Description	Acqui-sition Date	Land	Buildings and Improve-ments	Costs Subse-quent to Acqui-sition	Land	Buildings and Improve-ments	Total	Accumulated Depreciation
Chico, CA	12/83	$ 209,700	$ 932,373	$ 12,419	$ 209,700	$ 944,792	$ 1,154,492	($ 944,831)
Fairfield, CA	01/84	264,500	1,267,896	15,535	264,500	1,283,431	1,547,931	(1,283,561)
La Verne, CA	08/84	453,250	1,243,974	41,451	453,250	1,285,425	1,738,675	(1,267,846)
Littleton, CO	05/85	431,250	1,423,811	42,109	431,250	1,465,920	1,897,170	(1,465,704)
Riverside, CA	06/84	356,000	1,391,210	29,347	356,000	1,420,557	1,776,557	(1,417,618)
		$1,714,700	$6,259,264	$140,861	$1,714,700	$6,400,125	$8,114,825	$(6,379,560)

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

EXHIBIT 13

2009 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VII

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2009 and 2008, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2009 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2009 and 2008 were as follows:

			2009			2008
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Chico, CA	1.97	Jul-84	38,993	6.88	79.3	38,795	8.04	84.8
La Verne, CA	2.78	Apr-85	52,210	9.75	75.7	52,210	10.89	82.8
Littleton, CO	3.07	Oct-85	45,780	8.67	73.5	45,780	9.39	82.6
Riverside, CA	2.92	Jan-85	61,027	6.42	62.6	60,928	7.86	75.4
Fairfield, CA	2.29	Aug-84	41,010	11.29	79.2	41,010	11.78	79.2

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2010

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

Date: March 31, 2010

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway
Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2010