Form 10-Q
period 2010-06-30
DSI REALTY INCOME FUND VII
filed 2010-08-16
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 393,954	$ 624,860
Property Net	1,759,991	1,735,263
Uncollected Rental Revenue	95,308	85,352
Prepaid Advertising	11,682	14,256
Other Assets	59,296	21,250
TOTAL	$ 2,320,231	$ 2,480,981

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 212,121	$ 212,121
Incentive Management Fee Liability	0	22,925
Property Management Fee Liability	11,230	11,828
Deferred Income	46,520	56,946
Accrued Expenses	32,852	33,257
Other Liabilities	8,613	21,246
Total Liabilities	$ 311,336	$358,323
PARTNERS' EQUITY:
General Partners	(87,680)	(86,543)
Limited Partners	2,096,575	2,209,201
Total Partners' Equity	$ 2,008,895	$ 2,122,658

TOTAL	$ 2,320,231	$ 2,480,981
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 457,086	$ 501,659
Ancillary operating revenue	32,642	34,562
Interest and other income	65	131
TOTAL	$ 489,793	$ 536,352

EXPENSES:
Depreciation	769	2,353
Operating	200,074	188,828
General and administrative	53,909	71,675
General partners' incentive management fee	14,385	18,345
Property management fee	23,304	25,233
TOTAL	$292,441	$ 306,434

NET INCOME:	$ 197,352	$ 229,918

AGGREGATE INCOME ALLOCATED TO:
General partners	1,974	2,299
Limited partners	195,378	227,619
TOTAL	$ 197,352	$ 229,918

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 8.14	$ 9.48
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 908,686	$ 963,267
Ancillary operating revenue	63,637	67,486
Interest and other income	137	261
TOTAL	$ 972,460	$ 1,031,014

EXPENSES:
Depreciation	1,232	4,706
Operating	424,387	424,733
General and administrative	153,018	158,983
General partners' incentive management fee	29,935	34,030
Property management fee	47,338	50,951
TOTAL	$ 655,910	$ 673,403

NET INCOME:	$ 316,550	$ 357,611

AGGREGATE INCOME ALLOCATED TO:
General partners	3,166	3,576
Limited partners	313,384	354,035
TOTAL	$ 316,550	$ 357,611

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 13.06	$ 14.75
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
(UNAUDITED)	General Partners	Limited Partners	Total

BALANCE AT DECEMBER 31, 2009	$ (86,543)	$ 2,209,201	$ 2,122,658

Net Income Allocation	3,166	313,384	316,550
Distributions	(4,303)	(426,010)	(430,313)

BALANCE AT JUNE 30, 2010	$(87,680)	$ 2,096,575	$ 2,008,895

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Six months ended	Six months ended
(UNAUDITED)	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 316,550	$ 357,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,232	4,706
Changes in assets and liabilities:
Other assets	(45,428)	569,661
Incentive management fee payable to General Partners	(22,925)	(1,591)
Property management fees payable	(598)	341
Customer deposits and other liabilities	(23,464)	(162,107)
Net cash provided by operating activities	225,367	768,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$(25,960)	0
Net cash (used in) investing activities	(25,960)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(430,313)	$(424,242)
Net cash (used in) financing activities	(430,313)	(424,242)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(230,906)	$ 344,379

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	624,860	628,913
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 393,954	$ 973,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 212,121	$ 242,424
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2010

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

 As a result of the Partnership's implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2010, were as follows:

	June 30, 2010	December 31, 2009
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,426,085	6,400,125
Rental trucks under capital leases	140,093	140,093
Total	$ 8,280,878	$ 8,254,918
Less accumulated depreciation	(6,520,887)	(6,519,655)
Property – net	$ 1,759,991	$ 1,735,263

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $47,338 and $50,951, for the six month period ended June 30, 2010 and 2009, respectively. Amounts payable to Dahn at June 30, 2010 and December 31, 2009 were $11,230 and $11,828, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended June 30, 2010 and 2009, revenues decreased 8.7% to $489,793 from $536,352 and total expenses decreased 4.6% to $292,441 from $306,434 resulting in a decrease in net income of 14.2% to $197,352 from $229,918. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.9% for the three-month period ended June 30, 2010, compared to 74.0% for the same period in 2009. Operating expenses increased $11,246 or 6.0% primarily due to relatively insignificant increases in various expense accounts. General and administrative expenses decreased $17,766 or 24.8% primarily as a result of decreases in legal and professional and office supplies expenses.

For the six-month periods ended June 30, 2010 and 2009, revenues decreased 5.7% to $972,460 from $1,031,014 and total expenses decreased 2.6% to $655,910 from $673,403, resulting in a decrease in net income of 11.5% to $316,550 from $357,611. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.0% for the six-month period ended June 30, 2010, compared to 72.8% for the same period in 2009. Operating expenses remained constant. General and administrative expenses decreased $5,965 or 3.8% primarily as a result of decreases in legal and professional expenses and insignificant decreases in several other expense accounts, partially offset by increases in postage and administrative expenses.

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

Dated: August 16, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 16, 2010

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

August 16, 2010

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

August 16, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010