Form 10-Q
period 2010-09-30
DSI REALTY INCOME FUND VII
filed 2010-11-15
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 409,585	$ 624,860
Property Net	1,756,413	1,735,263
Uncollected Rental Revenue	99,632	85,352
Prepaid Advertising	10,620	14,256
Other Assets	23,197	21,250
TOTAL	$ 2,299,447	$ 2,480,981

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 212,121	$ 212,121
Incentive Management Fee Liability	6,952	22,925
Property Management Fee Liability	10,710	11,828
Deferred Income	41,812	56,946
Accrued Expenses	34,291	33,257
Other Liabilities	9,379	21,246
Total Liabilities	$ 315,265	$358,323
PARTNERS' EQUITY:
General Partners	(87,927)	(86,543)
Limited Partners	2,072,109	2,209,201
Total Partners' Equity	$ 1,984,182	$ 2,122,658

TOTAL	$ 2,299,447	$ 2,480,981
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 436,689	$ 475,712
Ancillary operating revenue	32,452	33,004
Interest and other income	48	133
TOTAL	$ 469,189	$ 508,849

EXPENSES:
Depreciation	3,577	7,142
Operating	187,311	211,394
General and administrative	44,041	71,017
General partners' incentive management fee	21,952	25,206
Property management fee	24,899	25,524
TOTAL	$ 281,780	$ 340,283

NET INCOME:	$ 187,409	$ 168,566

AGGREGATE INCOME ALLOCATED TO:
General partners	1,874	1,686
Limited partners	185,535	166,880
TOTAL	$ 187,409	$ 168,566

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 7.73	$ 6.95
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 1,345,375	$ 1,438,979
Ancillary operating revenue	96,089	100,490
Interest and other income	185	394
TOTAL	$ 1,441,649	$ 1,539,863

EXPENSES:
Depreciation	4,809	11,848
Operating	611,698	636,127
General and administrative	197,059	230,000
General partners' incentive management fee	51,887	59,236
Property management fee	72,237	76,475
TOTAL	$ 937,690	$ 1,013,686

NET INCOME:	$ 503,959	$ 526,177

AGGREGATE INCOME ALLOCATED TO:
General partners	5,040	5,262
Limited partners	498,919	520,915
TOTAL	$ 503,959	$ 526,177

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 20.79	$ 21.70
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
(UNAUDITED)	General Partners	Limited Partners	Total

BALANCE AT DECEMBER 31, 2009	$ (86,543	$ 2,209,201	$ 2,122,658

Net Income Allocation	5,040	498,919	503,959
Distributions	(6,424)	(636,011)	(642,435)

BALANCE AT SEPTEMBER 30, 2010	$ (87,927)	$ 2,072,109	$ 1,984,182

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Nine months ended	Nine months ended
(UNAUDITED)	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 503,959	$ 526,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,809	11,848
Changes in assets and liabilities:
Other assets	(12,591)	583,685
Incentive management fee payable to General Partners	(15,973)	1,636
Property management fees payable	(1,118)	472
Customer deposits and other liabilities	(25,967)	(476,605)
Net cash provided by operating activities	453,119	647,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$(25,959)	0
Net cash (used in) investing activities	(25,959)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (642,435)	$ (640,114)
Net cash (used in) financing activities	(642,435)	(640,114)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$ (215,275)	$ 7,099

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	624,860	628,913
CASH AND EQUIVALENTS AT END OF PERIOD	$ 409,585	$ 636,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 212,121	$ 212,121
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2010

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2009.

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

 As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2010, were as follows:

	September 30, 2010	December 31, 2009
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,426,084	6,400,125
Rental trucks under capital leases	140,093	140,093
Total	$ 8,280,877	$ 8,254,918
Less accumulated depreciation	(6,524,464)	(6,519,655)
Property – net	$ 1,756,413	$ 1,735,263

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $72,237 and $76,475, for the nine month period ended September 30, 2010 and 2009, respectively. Amounts payable to Dahn at September 30, 2010 and December 31, 2009 were $10,710 and $11,828, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

Upon formation of the Partnership, the General Partners were DSI Properties, Inc., a California corporation, and Diversified Investors Agency, a California partnership. Diversified Investors Agency currently has two partners; Robert J. Conway and Joseph W. Conway. For tax planning purposes and pursuant to the advise of their tax counsel, Robert J. Conway and Joseph W. Conway have formed limited liability corporations (RJC Capital Management, LLC and JWC Capital Management, LLC, respectively) and are transferring their Diversified Investors Agency partnership interests to their respective LLC's.

The Partnership submitted a proxy vote by the limited partners, to be completed on December 15, 2010, to amend paragraph 6 of the Limited Partnership Agreement to indicate that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended September 30, 2010 and 2009, revenues decreased 7.8% to $469,189 from $508,849 and total expenses decreased 17.2% to $281,780 from $340,283 resulting in an increase in net income of 11.2% to $187,409 from $168,566. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.8% for the three-month period ended September 30, 2010, compared to 75.1% for the same period in 2009. Operating expenses decreased $24,083 or 11.4% primarily as a result of decreases in advertising and salary and wages expenses. General and administrative expenses decreased $26,976 or 38.0% primarily as a result of decreases in legal and professional and office supplies expenses.

For the nine-month periods ended September 30, 2010 and 2009, revenues decreased 6.4% to $1,441,649 from $1,539,863 and total expenses decreased 7.5% to $937,690 from $1,013,686, resulting in a decrease in net income of 4.2% to $503,959 from $526,177. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.7% for the nine-month period ended September 30, 2010, compared to 74.6% for the same period in 2009. Operating expenses decreased 24,429 or 3.8% primarily as a result of decreases in advertising expenses, partially offset by increases in insurance expenses. General and administrative expenses decreased $32,941 or 14.3% primarily as a result of decreases in legal and professional, office supplies and computer and equipment leases expenses, partially offset by increases in postage.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Dated: November 15, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 15, 2010

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

November 15, 2010

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

November 15, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010