Form 10-K
period 2010-12-31
DSI REALTY INCOME FUND VII
filed 2011-03-31
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

PART I

ITEM 1. BUSINESS

DSI Realty Income Fund VII (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated August 1, 1983. The General Partners are DSI Properties, Inc., a California corporation, and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial Gereral Partners of Registrant. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-four thousand (24,000) units of limited partnership interests aggregating Twelve Million Dollars ($12,000,000). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

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

			2010			2009
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Chico, CA	1.97	Jul-84	39,080	6.31	73.3	38,993	6.88	79.3
La Verne, CA	2.78	Apr-85	52,210	9.72	73.5	52,210	9.75	75.7
Littleton, CO	3.07	Oct-85	45,730	7.89	65.2	45,780	8.67	73.5
Riverside, CA	2.92	Jan-85	61,027	6.02	63.0	61,027	6.42	62.6
Fairfield, CA	2.29	Aug-84	41,010	10.63	73.9	41,010	11.29	79.2

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. [REMOVED AND RESERVED]

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

Approximate Number of Security Holders

As of December 31, 2010, there were approximately 846 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $6.88 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2010 and $8.17 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2009. It is the Partnership expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

Total revenues decreased from $2,033,246 in 2009 to $1,920,061 in 2010, while total expenses increased from $1,248,696 to $1,252,659. As a result, net income from continuing operations decreased from $784,550 to $667,402. Rental revenues decreased primarily as a result of decreased occupancy rates and poor economic conditions nationwide. Occupancy levels for the Partnership’s mini-storage facilities averaged 69.8% for the year 2010 as compared to 74.1% for 2009. Operating expenses increased $62,479 (8.1%) primarily due to increases in advertising, fire and liability insurance, real estate taxes and workers compensation insurance expenses, partially offset by an decrease in salary and wages expense. General and administrative expenses decreased $27,582 (9.7%) primarily as a result of decreases in legal and professional, office supplies, petty cash expenses, other taxes and licenses and computer & equipment leases expenses, partially offset by increases in postage and administration expenses. The General Partners’ incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $254,641 (29.9%) in 2010 compared to 2009 primarily due to the decrease in net income from continuing operations.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in 2010 and 2009. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2010 and 2009 and payments on capital lease obligations.

Current economic conditions continue to negatively impact the self storage industry and our investment portfolio. The ongoing recession, increased government regulation and higher taxes have all had a detrimental affect on the performance of properties. Also, high unemployment rates are affecting people’s discretionary income and their ability to afford storage.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2010 was as follows:

	2010 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	482,667	489,793	469,189	478,412
Net income	119,198	197,352	187,409	163,443
Net income per limited partnership unit
	$ 4.92	$ 8.14	$ 7.73	$ 6.74
Weighted average number of limited partnership units outstanding

	24,000	24,000	24,000	24,000

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
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                                                                             F-1

Balance Sheets as of December 31, 2010 and 2009                                                                                     F-2

Statements of Income for the Years Ended December 31, 2010 and 2009                                                       F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2010 and 2009             F-4

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009                                                F-5

Notes to Financial Statements                                                                                                                    F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2010                                        F-9

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2010. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2010, the Partnership's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In the preliminary submission to the Securities and Exchange commission, the General Partners solicited the consents of limited partners to an amendment of the Certificate and Agreement of Limited Partnership to reflect a proposed change in legal status of the General Partners. The change was to amend paragraph 6 of the Limited Partnership Agreement indicating that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant. There are 24,000 units available to vote and the General Partners received 14,080 votes or 59% voting in favor of the amendment. Ballots were reviewed and tabulated by the independent accounting firm of Goodrich, Baron & Goodyear, LLP and the results were certified on December 31, 2010.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the officers of DSI Properties, Inc., a General Partner of the Partnership, as well as the partners of RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of RegistrantThe General Partners have principal responsibility for the Partnership’s affairs.

DSI Properties, Inc.

Robert J. Conway, 76, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 81, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 87, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 43, has been Chief Finanical Officer of DSI Properties, Inc since 2009. He has also been a Senior Vice President of Administration of Diversified Securities, Inc. since 2006, and an Account Executive with Diversified Securities, Inc. since 1987.

RJC Capital Management, LLC and JWC Capital Management, LLC.

The two LLCs (descriptions above) are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2010 or 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2010 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class
Limited Partnership Interest	Robert J. Conway	222 - Direct	Less than 1%
Limited Partnership Interest	Joseph W. Conway	187 - Direct	Less than 1%
	Total	409	1.7%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2010, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2010 an aggregate of $6,674 was allocated to the General Partners, and during 2009 an aggregate of $7,845 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2010, no such fees were paid during this year.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2010 the Partnership paid the General Partners an incentive management fee of $59,175, and during 2009 the Partnership paid the General Partners an incentive management fee of $82,161.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2010 and 2009 the Partnership paid Dahn management fees of $95,767 and $101,494, respectively. Amounts payable to Dahn at December 31, 2010 and 2009, were $7,315 and $11,828, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2010 were $39,700 and for 2009 were $39,700.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2010 and 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Index to Financial Statements and Supplemental Schedule in Item 8.

(2) Financial Statement Schedules

See Index to Financial Statements and Supplemental Schedule in Item 8.

(3) Exhibits

13 Annual Report Letter to Limited Partners

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer

32.1 Section 1350 Certification: Principal Executive Officer

32.2 Section 1350 Certification: Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 31, 2011

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: March 31, 2011

JOSEPH W. CONWAY,  (Executive Vice President and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2011

RICHARD P. CONWAY, (Senior Vice President, Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND VI,

a California Limited Partnership
by: DSI Properties, Inc., a California corporation, as
General Partner

By: /s/ ROBERT J. CONWAY

Dated: March 31, 2011

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: March 31, 2011

JOSEPH W. CONWAY,  (Executive Vice President and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 31, 2011

                                                            RICHARD P. CONWAY, (Senior Vice President, Chief Financial Officer)

ITEM 15(1)

2010 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND VII

Financial Statements for its fiscal year ended December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California Limited Partnership (the "Partnership") as of December 31, 2010 and 2009 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2010. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California

March 31, 2011

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2010	2009
ASSETS
Cash and cash equivalents	$ 367,302	$ 624,860
Property, net	1,752,849	1,735,263
Uncollected rental revenue	98,731	85,352
Prepaid advertising	3,438	14,256
Other assets	28,712	21,250
TOTAL	$ 2,251,032	$ 2,480,981
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 181,818	$ 212,121
Incentive management fee liability	-	22,925
Property management fee liability	7,315	11,828
Deferred income	43,021	56,946
Accrued expenses	38,198	33,257
Other liabilities	14,874	21,246
Total liabilities	285,226	358,323
PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(88,112)	(86,543)
Limited partners	2,053,918	2,209,201
Total partners' equity	1,965,806	2,122,658
TOTAL	$ 2,251,032	$ 2,480,981

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2010	2009
REVENUES
Self-storage rental income	$ 1,790,533	$ 1,902,023
Ancillary operating revenue	129,303	130,729
Interest and other income	225	494
Total Revenues	1,920,061	2,033,246
EXPENSES
Depreciation	12,092	14,313
Operating	829,496	767,017
General and administrative	256,129	283,711
General partners' incentive management fee (Note 4)	59,175	82,161
Property management fee (Note 6)	95,767	101,494
Total Expenses	1,252,659	1,248,696
NET INCOME	$ 667,402	$ 784,550
AGGREGATE NET INCOME ALLOCATED TO (Note 4)
Limited partners	$ 6,674	$ 7,845
General partners	660,728	776,705
TOTAL	$ 667,402	$ 784,550
Number of limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 27.53	$ 32.69

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	General Partners	Total
BALANCE DECEMBER 31, 2008	(85,866)	2,276,209	2,190,343
Net income allocation	7,845	776,705	784,550
Distributions	(8,522)	(843,713)	(852,235)
BALANCE DECEMBER 31, 2009	$ (86,543)	$ 2,209,201	$ 2,122,658
Net income allocation	6,674	660,728	667,402
Distributions	(8,243)	(816,011)	(824,254)
BALANCE DECEMBER 31, 2010	$ (88,112)	$ 2,053,918	$ 1,965,806

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 667,402	$ 784,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,092	14,313
Gain on sale from discontinued operations	-	-
Changes in assets and liabilities
Other assets	(10,023)	574,545
Incentive management fee payable to general partners	(22,925)	2,989
Property management fees payable	(4,513)	658
Customer deposits and other liabilities	(45,659)	(526,040)
Net cash provided by operating activities	596,374	851,015
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	(29,678)	(2,883)
Proceeds from the sale of discontinued operations	-	-
Net cash used in investing activities	(29,678)	(2,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(824,254)	(852,235)
Net cash used in financing activities	(824,254)	(852,235)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(257,558)	(4,053)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	624,860	628,913
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$ 367,302	$ 624,860
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -
NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due partners included in partners' equity	$ 181,818	$ 212,121

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. GENERAL

DSI Realty Income Fund VII, a California Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc. and RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant) and limited partners owning 24,000 limited partnership units, which were purchased for $500 per unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contributions in the future. The Partnership has a maximum life of 50 years and was formed on August 1, 1983, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2010 and 2009 is $25,403 and $(21,007), respectively.

Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010 and 2009 were $145,935 and $109,394 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2010 or 2009.

Fair Value of Financial Instruments - For all financial instruments, including cash and cash equivalents, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, and customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and rent receivables. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2010, the Partnership had $16,040 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial insitutions utilized by the Partnership.

Recent Accounting Pronouncements

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's consolidated financial statements.

As a result of the Partnership's implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current consolidated financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

In August 2010, the FASB issued ASU No. 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules ASU 2010-21." This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Partnership's financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2010	2009
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,429,803	6,400,125
Rental trucks under capital leases	140,093	140,093
Total	8,284,596	8,254,918

Less accumulated depreciation	(6,531,747)	(6,519,655)

Property - net	$ 1,752,849	$ 1,735,263

Depreciation expense of $0 was recorded on the rental trucks under capital leases in 2010 and 2009.

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

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2010 and 2009 the Partnership paid Dahn management fees of $95,767 and $101,494, respectively. Amounts payable to Dahn at December 31, 2010 and 2009, were $7,315 and $11,828, respectively.

7. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

In the preliminary submission to the Securities and Exchange commission, the General Partners solicited the consents of limited partners to an amendment of the Certificate and Agreement of Limited Partnership to reflect a proposed change in legal status of the General Partners. The change was to amend paragraph 6 of the Limited Partnership Agreement indicating that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.  The two LLCs are those of Robert J. Conway and Joseph W. Conway, the initial General Partners of Registrant. There are 24,000 units  available to vote and the General Partners received 14,080 votes or 59% voting in favor of the amendment. Ballots were reviewed and tabulated by the independent accounting firm of Goodrich, Baron & Goodyear, LLP and the results were certified on December 31, 2010.

8. SUBSEQUENT EVENTS

Events subsequent to December 31, 2010 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010

Initial Cost				Gross Carrying Amount at December 31, 2010
Description	Acquisition Date	Land	Buildings and Improvements	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Chico, CA	12/83	$ 209,700	$ 932,373	$ 12,419	$ 209,700	$ 944,792	$ 1,154,492	($ 945,333)
Fairfield, CA	01/84	264,500	1,267,896	15,535	264,500	1,283,431	1,547,931	(1,283,561)
La Verne, CA	08/84	453,250	1,243,974	41,451	453,250	1,285,425	1,738,675	(1,273,006)
Littleton, CO	05/85	431,250	1,423,811	45,827	431,250	1,469,638	1,900,888	(1,466,126)
Riverside, CA	06/84	356,000	1,391,210	55,307	356,000	1,446,517	1,802,517	(1,423,626)
		$1,714,700	$6,259,264	$170,539	$1,714,700	$6,429,803	$8,144,503	$(6,391,652)

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

EXHIBIT 13

2010 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VII

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2010 and 2009 and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2010 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2010 and 2009 were as follows:

			2010			2009
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Chico, CA	1.97	Jul-84	39,080	6.31	73.3	38,993	6.88	79.3
La Verne, CA	2.78	Apr-85	52,210	9.72	73.5	52,210	9.75	75.7
Littleton, CO	3.07	Oct-85	45,730	7.89	65.2	45,780	8.67	73.5
Riverside, CA	2.92	Jan-85	61,027	6.02	63.0	61,027	6.42	62.6
Fairfield, CA	2.29	Aug-84	41,010	10.63	73.9	41,010	11.29	79.2

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 31, 2011

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

Date: March 31, 2011

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway
Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 31, 2011