Form 10-Q
period 2011-03-31
DSI REALTY INCOME FUND VII
filed 2011-05-16
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2011	December 31, 2010 (Audited)
ASSETS:
Cash & Equivalents	$ 264,583	$ 367,302
Property Net	1,749,810	1,752,849
Uncollected Rental Revenue	92,553	98,731
Prepaid Advertising	6,737	3,438
Other Assets	73,573	28,712
TOTAL	$ 2,187,256	$ 2,251,032

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 151,515	$ 181,818
Incentive Management Fee Liability	0	0
Property Management Fee Liability	7,542	7,315
Deferred Income	46,517	43,021
Accrued Expenses	49,238	38,198
Other Liabilities	1,052	14,874
Total Liabilities	$ 255,864	$ 285,226
PARTNERS' EQUITY:
General Partners	(88,456)	(88,112)
Limited Partners	2,019,848	2,053,918
Total Partners' Equity	$ 1,931,392	$ 1,965,806

TOTAL	$ 2,187,256	$ 2,251,032
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
REVENUES:
Self-storage rental income	$ 427,115	$ 451,600
Ancillary operating revenue	33,552	30,995
Interest and other income	18	72
TOTAL	$ 460,685	$ 482,667

EXPENSES:
Depreciation	3,039	463
Operating	208,351	224,313
General and administrative	101,346	99,109
General partners' incentive management fee	7,407	15,550
Property management fee	23,441	24,034
TOTAL	$ 343,584	$ 363,469

NET INCOME:	$ 117,101	$ 119,198

AGGREGATE INCOME ALLOCATED TO:
General partners	1,171	1,192
Limited partners	115,930	118,006
TOTAL	$ 117,101	$ 119,198

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 4.83	$ 4.92
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
(UNAUDITED)	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2010 (Audited)	$ (88,112)	$ 2,053,918	$ 1,965,806

Net Income Allocation	1,171	115,930	117,101
Distributions	(1,515)	(150,000)	(151,515)

BALANCE AT MARCH 31, 2011	$ (88,456)	$ 2,019,848	$ 1,931,392

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS	Three months ended	Three months ended
(UNAUDITED)	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 117,101	$ 119,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,039	463
Changes in assets and liabilities:
Other assets	(41,981)	(36,997)
Incentive management fee payable to General Partners	0	(16,375)
Property management fees payable	228	(282)
Customer deposits and other liabilities	712	23,146
Net cash provided by operating activities	79,099	89,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash (used in) investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(181,818)	$(212,121)
Net cash (used in) financing activities	(181,818)	(212,121)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	$ (102,719)	$ (122,968)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	367,302	624,860
CASH AND EQUIVALENTS AT END OF PERIOD	$ 264,583	$ 501,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due to partners included in partners' equity	$ 151,515	$ 212,121
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2011

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31,2011. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2011, were as follows:

	March 31, 2011	December 31, 2010
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,429,803	6,429,803
Rental trucks under capital leases	140,093	140,093
Total	$ 8,284,596	$ 8,284,596
Less accumulated depreciation	(6,534,786)	(6,531,747)
Property – net	$ 1,749,810	$ 1,752,849

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $23,441 and $24,034, for the three month period ended March 31, 2011 and 2010, respectively. Amounts payable to Dahn at March 31, 2011and December 31, 2010 were $7,542 and $7,315, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended March 31, 2011 and 2010, revenues decreased 4.6% to $460,685 from $482,667 and total expenses decreased 5.5% to $343,584 from $363,469 resulting in a decrease in net income of 1.8% to $117,101 from $119,198. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 66.0% for the three-month period ended March 31, 2011, compared to 71.2% for the same period in 2010. Operating expenses decreased $15,962 or 7.1% primarily due to a decrease in repair and maintenance and salary and wages expenses, partially offset by an increase in advertising expenses. General and administrative expenses increased $2,237or 2.3% primarily as a result of an increase in office supplies, travel and administration expenses, partially offset be a decrease in legal and professional and postage expenses.

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

By: /s/ ROBERT J. CONWAY

Dated: May 16, 2011

ROBERT J. CONWAY, President
(Chief Executive Office)

By: /s/ JOSEPH W. CONWAY

Dated: May 16, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: May 16, 2011

RICHARD P. CONWAY, Senior Vice President
(Chief Financial Officer)

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

May 16, 2011

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

May 16, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011