Form 10-Q
period 2011-06-30
DSI REALTY INCOME FUND VII
filed 2011-08-22
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited) (USD $)
	June 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & Equivalents	$ 267,433	$ 367,302
Property Net	1,762,151	1,752,849
Uncollected Rental Revenue	72,026	98,731
Prepaid Advertising	5,878	3,438
Other Assets	63,921	28,712
TOTAL	$ 2,171,409	$ 2,251,032
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 151,515	$ 181,818
Incentive Management Fee Liability	1,403	0
Property Management Fee Liability	7,948	7,315
Deferred Income	42,290	43,021
Accrued Expenses	38,595	38,198
Other Liabilities	1,747	14,874
Total Liabilities	243,498	285,226
PARTNERS' EQUITY:
General Partners	(88,491)	(88,112)
Limited Partners	2,016,402	2,053,918
Total Partners' Equity	1,927,911	1,965,806
TOTAL	$ 2,171,409	$ 2,251,032

 The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited) (USD $)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
Self-storage rental income	$ 421,090	$ 457,086	$ 848,205	$ 908,686
Ancillary operating revenue	37,849	32,642	71,401	63,637
Interest and other income	3	65	21	137
TOTAL	458,942	489,793	919,627	972,460
EXPENSES:
Depreciation	6,934	769	9,973	1,232
Operating	198,588	200,074	406,939	424,387
General and administrative	62,180	53,909	163,526	153,018
General partners' incentive management fee	16,911	14,385	24,318	29,935
Property management fee	23,120	23,304	46,561	47,338
Total	307,733	292,441	651,317	655,910
NET INCOME	$ 151,209	$ 197,352	$ 268,310	$ 316,550

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,512	$ 1,974	$ 2,683	$ 3,166
Limited partners	149,697	195,378	265,627	313,384
TOTAL	$ 151,209	$ 197,352	$ 268,310	$ 316,550

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.24	$ 8.14	$ 11.07	$ 13.06

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited) (USD $)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010 (Audited)	$ (88,112)	$ 2,053,918	$ 1,965,806
Net Income Allocation	2,683	265,627	268,310
Distributions	(3,062)	(303,143)	(306,205)
BALANCE, June 30, 2011	$ (88,491)	$ 2,016,402	$ 1,927,911

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited) (USD $)	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 268,310	$ 316,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,973	1,232
Changes in assets and liabilities:
Other assets	(10,944)	(45,428)
Incentive management fee payable to General Partners	1,403	(22,925)
Property management fees payable	633	(598)
Customer deposits and other liabilities	(13,461)	(23,464)
Net cash provided by operating activities	255,914	225,367
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(19,275)	(25,960)
Net cash used in investing activities	(19,275)	(25,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(336,508)	(430,313)
Net cash used in financing activities	(336,508)	(430,313)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(99,869)	(230,906)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	367,302	624,860
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 267,433	$ 393,594
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 0	$ 0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$ 151,515	$ 212,121

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

1.      GENERAL

Registrant, DSI Realty Income Fund VII (the “Partnership”) is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as “Agreement”) dated August 1, 1983. The General Partners are DSI Properties, Inc., a California corporation, and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLC's are those of Robert J. Conway and Joseph W. Conway, the General Partners of Diversified Investor's Agency “DIA”, a general partnership, and one of the initial General Partner’s of Registrant. The two LLCs replaced DIA as a General Partner as of 2010.

DSI Properties, Inc. is an affiliate of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold twenty-four thousand (24,000) units of limited partnership interests aggregating Twelve Million Dollars ($12,000,000). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

The Partnership has acquired mini-storage facilities located in Chico, Fairfield, La Verne, and Riverside, California and Littleton, Colorado. All facilities were purchased from Dahn Corporation (“Dahn”). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner.

The accompanying unaudited interim financial statements have been prepared by the Partnership’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.

Fair Value of Financial Instruments

ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. The Partnership considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Partnership beginning in fiscal 2012. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,449,078	6,429,803
Rental trucks under capital leases	140,093	140,093
Total	$ 8,303,871	$ 8,284,596
Less accumulated depreciation	(6,541,720)	(6,531,747)
Property – net	$ 1,762,151	$ 1,752,849

The accompanying notes are an integral part of these Unaudited Financial Statements.

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $46,561 and $47,338, for the six month period ended June 30, 2011 and 2010, respectively. Amounts payable to Dahn at June 30, 2011 and December 31, 2010 were $7,948 and $7,314, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended June 30, 2011 and 2010, revenues decreased 6.3% to $458,942 from $489,793 and total expenses increased 5.2% to $307,733 from $292,441 resulting in a decrease in net income of 23.4% to $151,209 from $197,352. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 68.6% for the three-month period ended June 30, 2011, compared to 70.9% for the same period in 2010. Operating expenses decreased $1,486 or 0.7% primarily due to decreases in advertising and salary and wages expenses partially offset by increases in repair and maintenance expenses. General and administrative expenses increased $8,271 or 15.3% primarily as a result of an increase in legal and professional and petty cash expenses partially offset by decreases in office supplies expenses.

For the six-month periods ended June 30, 2011 and 2010, revenues decreased 5.4% to $919,627 from $972,460 and total expenses decreased 0.7% to $651,317 from $655,910, resulting in a decrease in net income of 15.2% to $268,310 from $316,550. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 67.3% for the six-month period ended June 30, 2011, compared to 71.0 for the same period in 2010. Operating expenses decreased $17,448 or 4.1% primarily due to decreases in salary and wages and workers compensation insurance expenses partially offset by increases in advertising expenses. General and administrative expenses increased $10,508 or 6.9% primarily as a result of an increase in legal and professional, office supplies, petty cash, travel and administration expenses partially offset by decreases in credit card fees and postage expenses.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 22, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: August 22, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: August 22, 2011

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
August 22, 2011

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
August 22, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 22, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 22, 2011