Form 10-Q/A
period 2011-06-30
DSI REALTY INCOME FUND VII
filed 2011-09-06
CIK 719581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 2-83291

DSI REALTY INCOME FUND VII
a California Limited Partnership

(Exact name of registrant as specified in its charter)

California	95-3871044
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6700 E. Pacific Coast Hwy.

Long Beach, CA 90803

(Address of principal executive offices)(Zip Code)

(562) 493-8881

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  ☒      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒           No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 		Accelerated filer 
Non-accelerated filer 	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes        No ☒

The issuer is a limited partnership. All 24,000 limited partnership units originally sold for $500.00 per unit. There is no trading market for the limited partnership units.

EXPLANATORY NOTE

The sole purpose of this amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, originally filed by DSI Realty Income Fund VII (the “Registrant”) with the Securities and Exchange Commission on August 22, 2011 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being furnished within 30 days of the filing of the Original Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

No other changes have been made to the Original Form 10-Q and the Original Form 10-Q has not been modified or updated to reflect events occurring subsequent to its original filing date.

Item 6. Exhibits

The Exhibit Index following the signature page is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII, a California Limited Partnership by: DSI Properties, Inc., a California Corporation, as General Partner

Date: September 6, 2011 /s/ Robert J. Conway

By: Robert J. Conway

Its: President, Chief Executive Officer and Director

(Principal Executive Officer)

/s/ Joseph W. Conway

By: Joseph W. Conway

Its: Executive Vice President

(Director)

/s/ Richard P. Conway

By: Richard P. Conway

Its: Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

101.INS XBRL Instance Document**

101.SCH XBRL Taxonomy Extension Schema Document**

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB XBRL Taxonomy Extension Label Linkbase Document**

______________________________

* Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

** Furnished with this Amendment No. 1. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.