Form 10-Q
period 2011-09-30
DSI REALTY INCOME FUND VII
filed 2011-11-14
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	September 30, 2011	December 31, 2010
		(Audited)
ASSETS:
Cash & Equivalents	$347,420	$367,302
Property Net	1,755,138	1,752,849
Uncollected Rental Revenue	64,131	98,731
Prepaid Advertising	5,018	3,438
Other Assets	34,629	28,712
TOTAL	$2,206,336	$2,251,032
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$151,515	$181,818
Incentive Management Fee Liability	11,159	—
Property Management Fee Liability	8,706	7,315
Deferred Income	51,330	43,021
Accrued Expenses	34,905	38,198
Other Liabilities	1,723	14,874
Total Liabilities	259,338	285,226
PARTNERS' EQUITY:
General Partners	(88,301)	(88,112)
Limited Partners	2,035,299	2,053,918
Total Partners' Equity	1,946,998	1,965,806
TOTAL	$2,206,336	$2,251,032

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES:
Self-storage rental income	$456,698	$436,689	$1,304,903	$1,345,375
Ancillary operating revenue	41,061	32,452	112,462	96,089
Interest and other income	1	48	22	185
TOTAL	497,760	469,189	1,417,387	1,441,649
EXPENSES:
Depreciation	7,013	3,577	16,986	4,809
Operating	208,360	187,311	615,299	611,698
General and administrative	72,061	44,041	235,587	197,059
General partners' incentive management fee	18,856	21,952	43,174	51,887
Property management fee	24,536	24,899	71,097	72,237
Total	330,826	281,780	982,143	937,690
NET INCOME	$166,934	$187,409	$435,244	$503,959

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,669	$1,874	$4,352	$5,040
Limited partners	165,265	185,535	430,892	498,919
TOTAL	$166,934	$187,409	$435,244	$503,959

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.89	$ 7.73	$ 17.95	$ 20.79

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010 (Audited)	$(88,112)	$2,053,918	$1,965,806
Net Income Allocation	4,352	430,892	435,244
Distributions	(4,541)	(449,511)	(454,052)
BALANCE, September 30, 2011	$(88,301)	$2,035,299	$1,946,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$435,244	$503,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,986	4,809
Changes in assets and liabilities:
Other assets	27,103	(12,591)
Incentive management fee payable to General Partners	11,159	(15,973)
Property management fees payable	1,391	(1,118)
Customer deposits and other liabilities	(8,137)	(25,967)
Net cash provided by operating activities	483,746	453,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(19,275)	(25,959)
Net cash used in investing activities	(19,275)	(25,959)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(484,353)	(642,435)
Net cash used in financing activities	(484,353)	(642,435)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,882)	(215,275)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	367,302	624,860
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$347,420	$409,585
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$151,515	$212,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,449,078	6,429,803
Rental trucks under capital leases	140,093	140,093
Total	$ 8,303,871	$ 8,284,596
Less accumulated depreciation	(6,548,733)	(6,531,747)
Property – net	$ 1,755,138	$ 1,752,849

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $71,097 and $72,237, for the nine month period ended September 30, 2011 and 2010, respectively. Amounts payable to Dahn at September 30, 2011 and December 31, 2010 were $8,706 and $7,315, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2011 were $11,478.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended September 30, 2011 and 2010, revenues increased 6.1% to $497,760 from $469,189 and total expenses increased 17.4% to $330,826 from $281,780 resulting in a decrease in net income of 10.9% to $166,934 from $187,409. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.6% for the three-month period ended September 30, 2011, compared to 69.8% for the same period in 2010. Operating expenses increased $21,049 or 11.2% primarily due to increases in advertising and repairs and maintenance expenses. General and administrative expenses increased $28,020 or 63.6% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2011 and 2010, revenues decreased 1.7% to $1,417,387 from $1,441,649 and total expenses increased 4.7% to $982,143 from $937,690, resulting in a decrease in net income of 13.6% to $435,244 from $503,959. Rental revenues decreased primarily as a result of lower occupancy level. Occupancy levels for the Partnership's mini-storage facilities averaged 68.2% for the nine-month period ended September 30, 2011, compared to 70.7% for the same period in 2010. Operating expenses increased $3,601 or 0.6% primarily due to increases in advertising and repairs and maintenance expenses partially offset by decreases in salaries and wages. General and administrative expenses increased $38,528 or 19.6% primarily as a result of an increase in legal and professional and administrative expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2011

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)

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
November 14, 2011

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

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011