Form 10-Q
period 2012-06-30
DSI REALTY INCOME FUND VII
filed 2012-08-20
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2012	December 31, 2011
		(Audited)
ASSETS:
Cash & Equivalents	$303,389	$337,676
Property Net	1,746,938	1,759,028
Uncollected Rental Revenue	66,487	98,515
Prepaid Advertising	5,471	1,545
Other Assets	43,737	20,000
TOTAL	$2,166,022	$2,216,764
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$151,515	$151,515
Incentive Management Fee Liability	27,332	9,463
Property Management Fee Liability	7,928	7,829
Deferred Income	45,125	48,305
Accrued Expenses	27,549	35,584
Other Liabilities	12,141	21,621
Total Liabilities	271,590	274,317
PARTNERS' EQUITY:
General Partners	(88,826)	(88,346)
Limited Partners	1,983,258	2 ,030,793
Total Partners' Equity	1,894,432	1,942,447
TOTAL	$2,166,022	$2,216,764

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$466,385	$421,090
Ancillary operating revenue	37,292	37,849
Interest and other income	0	3
TOTAL	503,677	458,942
EXPENSES:
Depreciation	3,301	6,934
Operating	206,379	198,588
General and administrative	72,358	62,180
General partners' incentive management fee	14,457	16,911
Property management fee	24,174	23,120
Total	320,669	307,733
NET INCOME	$183,008	$151,209

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,830	$1,512
Limited partners	181,178	149,697
TOTAL	$183,008	$151,209

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$7.55	$6.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$845,684	$848,205
Ancillary operating revenue	76,015	71,401
Interest and other income	0	21
TOTAL	921,699	919,627
EXPENSES:
Depreciation	12,090	9,973
Operating	425,096	406,939
General and administrative	152,330	163,526
General partners' incentive management fee	25,746	24,318
Property management fee	48,122	46,561
Total	663,384	651,317
NET INCOME	$258,315	$268,310

AGGREGATE INCOME ALLOCATED TO:
General partners	$2,583	$2,683
Limited partners	255,732	265,627
TOTAL	$258,315	$268,310

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$10.66	$11.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2011 (Audited)	$(88,346)	$2,030,793	$1,942,447
Net Income Allocation	2,583	255,732	258,315
Distributions	(3,063)	(303,267)	(306,330)
BALANCE, June 30, 2012	$(88,826)	$1,983,258	$1,894,432

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$258,315	$268,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,090	9,973
Changes in assets and liabilities:
Other assets	4,365	(10,944)
Incentive management fee payable to General Partners	17,869	1,403
Property management fees payable	99	633
Customer deposits and other liabilities	(20,695)	(13,461)
Net cash provided by operating activities	272,043	255,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	(19,275)
Net cash used in investing activities	0	(19,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(306,330)	(336,508)
Net cash used in financing activities	(306,330)	(336,508)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,287)	(99,869)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,676	367,302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$303,389	$267,433
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,449,078	6,449,078
Rental trucks under capital leases	140,093	140,093
Total	$ 8,303,871	$ 8,303,871
Less accumulated depreciation	(6,556,933)	(6,544,843)
Property – net	$ 1,746,938	$ 1,759,028

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $48,122 and $46,561, for the six month period ended June 30, 2012 and 2011, respectively. Amounts payable to Dahn at June 30, 2012 and December 31, 2011 were $7,928 and $7,829, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2012 were $22,956.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended June 30, 2012 and 2011, revenues increased 9.7% to $503,677 from $458,942 and total expenses increased 4.2% to $320,669 from $307,733 resulting in an increase in net income of 21.0% to $183,008 from $151,209. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.3% for the three-month period ended June 30, 2012, compared to 69.6% for the same period in 2011. Operating expenses increased $7,791 or 3.9% primarily due to increases in repair and maintenance; partially offset by a decrease in promotional and advertising expense. General and administrative expenses increased $10,178 or 16.4% primarily as a result of an increase in legal and professional expenses.

For the six-month periods ended June 30, 2012 and 2011, revenues increased 0.2% to $921,699 from $919,627 and total expenses increased 1.9% to $663,384 from $651,317 resulting in a decrease in net income of 3.7% to $258,315 from $268,310. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.1% for the six-month period ended June 30, 2012, compared to 67.3% for the same period in 2011. Operating expenses increased $18,157 or 4.5% primarily due to increases in repairs and maintenance, salaries and wages and employee promotional expenses; partially offset by decreases in promotional advertising. General and administrative expenses decreased $11,196 or 6.8% primarily as a result of a decrease in legal and professional expenses and credit card fees.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 20, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 20, 2012

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
August 20, 2012

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
August 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 20, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 20, 2012