Form 10-Q
period 2012-09-30
DSI REALTY INCOME FUND VII
filed 2012-11-14
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of	As of
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS:
Cash & Equivalents	$338,906	$337,676
Property Net	1,745,071	1,759,028
Uncollected Rental Revenue	69,988	98,515
Prepaid Advertising	-	1,545
Other Assets	20,000	20,000
TOTAL	$2,173,965	$2,216,764
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$151,515	$151,515
Incentive Management Fee Liability	29,683	9,463
Property Management Fee Liability	7,659	7,829
Deferred Income	49,619	48,305
Accrued Expenses	29,030	35,584
Other Liabilities	32,402	21,621
Total Liabilities	299,908	274,317
PARTNERS' EQUITY:
General Partners	(89,030)	(88,346)
Limited Partners	1,963,087	2 ,030,793
Total Partners' Equity	1,874,057	1,942,447
TOTAL	$2,173,965	$2,216,764

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES:
Self-storage rental income	$461,473	$456,698	$1,307,157	$1,304,903
Ancillary operating revenue	34,055	41,061	110,070	112,462
Interest and other income	1	1	1	22
TOTAL	495,529	497,760	1,417,228	1,417,387
EXPENSES:
Depreciation	3,339	7,013	15,429	16,986
Operating	253,272	208,360	678,368	615,299
General and administrative	68,468	72,061	220,798	235,587
General partners' incentive management fee	16,017	18,856	41,763	43,174
Property management fee	23,293	24,536	71,415	71,097
Total	364,389	330,826	1,027,773	982,143
NET INCOME	$131,140`	$166,934	$389,455	$435,244

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,311	$1,669	$3,894	$4,352
Limited partners	129,829	165,265	385,561	430,892
TOTAL	$131,140	$166,934	$389,455	$435,244

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$5.41	$6.89	$16.07	$17.95

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2011 (Audited)	$(88,346)	$2,030,793	$1,942,447
Net Income Allocation	3,894	385,561	389,455
Distributions	(4,578)	(453,267)	(457,845)
BALANCE, September 30, 2012	$(89,030)	$1,963,087	$1,874,057

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$389,455	$435,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,429	16,986
Changes in assets and liabilities:
Other assets	30,072	27,103
Incentive management fee payable to General Partners	20,220	11,159
Property management fees payable	(170)	1,391
Customer deposits and other liabilities	5,541	8,137
Net cash provided by operating activities	460,547	483,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(1,472)	(19,275)
Net cash used in investing activities	(1,472)	(19,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(457,845)	(484,353)
Net cash used in financing activities	(457,845)	(484,353)
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,230	(19,882)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,676	367,302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$338,906	$347,420
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Partnership’s financial statements.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,450,550	6,449,078
Rental trucks under capital leases	140,093	140,093
Total	$ 8,305,343	$ 8,303,871
Less accumulated depreciation	(6,560,272)	(6,544,843)
Property – net	$ 1,745,071	$ 1,759,028

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $71,415 and $71,097, for the nine month period ended September 30, 2012 and 2011, respectively. Amounts payable to Dahn at September 30, 2012 and December 31, 2011 were $7,659 and $7,829, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2012 and 2011 were $34,434 and $10,716, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended September 30, 2012 and 2011, revenues decreased 0.4% to $495,529 from $497,760 and total expenses increased 10.1% to $364,389 from $330,826 resulting in a decrease in net income of 21.4% to $131,140 from $166,934. Rental revenues remained relatively unchanged. Occupancy levels for the Partnership's mini-storage facilities averaged 71.8% for the three-month period ended September 30, 2012, compared to 70.6% for the same period in 2011. Operating expenses increased $44,912 or 21.6% primarily due to increases in repair and maintenance and salaries and wages. General and administrative expenses decreased $3,593 or 5.0% primarily as a result of a decrease in legal and professional expenses.

For the nine-month periods ended September 30, 2012 and 2011, revenues remained relatively unchanged at $1,417,228 from $1,417,387 and total expenses increased 4.6% to $1,027,773 from $982,143 resulting in a decrease in net income of 10.5% to $389,455 from $435,244. Occupancy levels for the Partnership's mini-storage facilities averaged 71.3% for the nine-month period ended September 30, 2012, compared to 68.2% for the same period in 2011. Operating expenses increased $63,069 or 10.3% primarily due to increases in repairs and maintenance, salaries and wages and employee promotional expenses; partially offset by decreases in promotional & miscellaneous advertising. General and administrative expenses decreased $14,789 or 6.3% primarily as a result of a decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

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
Dated: November 14, 2012
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2012
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
November 14, 2012

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
November 14, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2012