Form 10-Q/A
period 2012-09-30
DSI REALTY INCOME FUND VII
filed 2012-11-21
CIK 719581

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

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$389,455	$435,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,429	16,986
Changes in assets and liabilities:
Other assets	30,072	27,103
Incentive management fee payable to General Partners	20,220	11,159
Property management fees payable	(170)	1,391
Customer deposits and other liabilities	5,541	(8,137)
Net cash provided by operating activities	460,547	483,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(1,472)	(19,275)
Net cash used in investing activities	(1,472)	(19,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(457,845)	(484,353)
Net cash used in financing activities	(457,845)	(484,353)
NET DECREASE IN CASH AND CASH EQUIVALENTS	1,230	(19,882)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	337,676	367,302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$338,906	$347,420
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$151,515	$151,515

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