Form 10-K
period 2012-12-31
DSI REALTY INCOME FUND VII
filed 2013-03-29
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information regarding properties owned by the Partnership and their respective occupancies and revenue per square foot:

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Chico, CA	1.97	Jul-84	39,259	5.62	75.8	39,261	6.78	77.2
La Verne, CA	2.78	Apr-85	52,210	8.53	65.4	52,210	9.25	67.9
Littleton, CO	3.07	Oct-85	45,780	9.15	79.2	45,730	7.13	61.9
Riverside, CA	2.92	Jan-85	61,027	6.15	62.3	61,027	6.11	60.8
Fairfield, CA	2.29	Aug-84	41,010	10.83	69.1	41,010	10.72	72.1

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

Approximate Number of Security Holders

As of December 31, 2012, there were approximately 840 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $6.28 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012 and $6.24 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2011. It is the Partnership’s expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

Total revenues increased from $1,888,188 in 2011 to $1,904,569 in 2012, while total expenses increased from $1,305,979 to $1,328,888. As a result, net income from continuing operations decreased from $582,209 to $575,681. Rental revenues increased primarily as a result of increased rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 70.4.% for the year 2012 as compared to 68.0% for 2011. Operating expenses increased $26,749 (3.2%) primarily due to increases in repair and maintenance, salary and wages, and employee promotional expenses; partially offset by a decrease in real estate taxes and advertising expenses. General and administrative expenses decreased $15,100 (5%) primarily as a result of decreases in legal and professional, and credit card fee expenses; partially offset by an increase in administration expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, increased slightly as a result of the increase in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $88,771 (14.9%) to $683,988 in 2012 compared to $595,217 2011 primarily due to insurance proceeds received from a fire prior to the repairs being completed.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in 2012 and 2011. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2012 and 2011.

Current economic conditions have shown improvement but the strength of the recovery continues to vary by property and by region. As the economic recovery continues to stabilize and demonstrate consistency, we are optimistic that positive momentum will continue to build throughout 2013. Lingering high unemployment rates are still affecting people's discretionary income and their ability to afford storage.

Historically low interest rates have made housing more affordable and have driven a strong recovery in this sector of the real estate market. Although this fact may be having a negative impact on storage occupancy rates in the short term, we expect the growing economy to be a positive offset as incomes rebound steadily.

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

.LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2012 was as follows:

	2012 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	418,022	503,677	495,529	487,341
Net income	75,307	183,008	131,140	186,226
Net income per limited partnership unit
	$ 3.11	$ 7.55	$ 5.41	$ 7.68
Weighted average number of limited partnership units outstanding

	24,000	24,000	24,000	24,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm F-1

Balance Sheets as of December 31, 2012 and 2011 F-2

Statements of Income for the Years Ended December 31, 2012 and 2011 F-3

Statements of Changes in Partners' Equity (Deficit) for the Years Ended December 31, 2012 and 2011 F-4

Statements of Cash Flows for the Years Ended December 31, 2012 and 2011 F-5

Notes to Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2012 F-10

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

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership's management concluded that, as of December 31, 2012, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 78, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 90, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 45, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2012 or 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2012 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	339 - Direct	1.4
Limited Partnership Interest	Joseph W. Stok	110 - Direct	Less than 1%
Limited Partnership Interest	Richard P. Conway	94 - Direct	Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2012, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2012 an aggregate of $5,757 was allocated to the General Partners, and during 2011 an aggregate of $5,822 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancing of Partnership properties during 2012, no such fees were paid during this year.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2012 the General Partners earned an incentive management fee of $61,442, and during 2011 the General Partners earned an incentive management fee of $57,637.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2012 and 2011 the Partnership paid Dahn management fees of $94,875 and $93,088, respectively. Amounts payable to Dahn at December 31, 2012 and 2011, were $8,127 and $7829, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2012 were $41,000 and for 2011 were $40,000.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2012 and 2011.

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

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

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

Dated: March 29, 2013

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 29, 2013

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

ITEM 15(1)

2012 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND VII

Financial Statements for its fiscal year ended December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund VII:

We have audited the accompanying balance sheets of DSI Realty Income Fund VII, a California Limited Partnership (the "Partnership") as of December 31, 2012 and 2011 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2012. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund VII at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Irvine, California
March 29,2013

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31,	2012	2011
ASSETS
Cash and cash equivalents	$ 412,303	$ 337,676
Property, net	1,740,264	1,759,028
Uncollected rental revenue	75,000	98,515
Prepaid advertising	-	1,545
Other assets	20,000	20,000
TOTAL ASSETS	$ 2,247,567	$ 2,216,764
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 151,515	$ 151,515
Incentive management fee liability	19,678	9,463
Property management fee liability	8,127	7,829
Deferred income	49,727	48,305
Accrued expenses	27,549	35,584
Other liabilities	82,204	21,621
Total liabilities	338,800	274,317
PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(88,683)	(88,346)
Limited partners	1,997,450	2,030,793
Total partners' equity	1,908,767	1,942,447
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,247,567	$ 2,216,764

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,	2012	2011
REVENUES
Self-storage rental income	$ 1,739,394	$ 1,741,185
Ancillary operating revenue	165,174	146,980
Interest and other income	1	23
Total Revenues	1,904,569	1,888,188

EXPENSES
Depreciation	18,764	13,096
Operating	866,551	839,802
General and administrative	287,256	302,356
General partners' incentive management fee (Note 4)	61,442	57,637
Property management fee (Note 6)	94,875	93,088
Total Expenses	1,328,888	1,305,979

NET INCOME	$ 575,681	$ 582,209

AGGREGATE NET INCOME ALLOCATED TO (Note 4)
General partners	$ 5,757	$ 5,822
Limited partners	569,924	576,387
TOTAL	$ 575,681	$ 582,209

Number of limited partnership units outstanding	24,000	24,000
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 23.75	$ 24.02

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Total
BALANCE DECEMBER 31, 2010	(88,112)	2,053,918	1,965,806
Net income allocation	5,822	576,387	582,209
Distributions	(6,056)	(599,512)	(605,568)
BALANCE DECEMBER 31, 2011	$(88,346)	$ 2,030,793	$ 1,942,447
Net income allocation	5,757	569,924	575,681
Distributions	(6,094)	(603,267)	(609,361)
BALANCE DECEMBER 31, 2012	$(88,683)	$1,997,450	$1,908,767

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 575,681	$ 582,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,764	13,096
Changes in assets and liabilities
Other assets	25,060	10,821
Incentive management fee payable to general partners	10,215	9,463
Property management fees payable	298	514
Customer deposits and other liabilities	53,970	(20,886)
Net cash provided by operating activities	683,988	595,217

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property	-	(19,275)
Net cash used in investing activities	-	(19,275)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners	(609,361)	(605,568)
Net cash used in financing activities	(609,361)	(605,568)
NET DECREASE IN CASH AND CASH EQUIVALENTS	74,627	(29,626)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR	337,676	367,302
CASH AND CASH EQUIVALENTS, AT END OF YEAR	$ 412,303	$ 337,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these Financial Statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2012 and 2011 were $13,359 and $24,629, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements.Accordingly there were no differences for the year ended December 31, 2012.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2012 and 2011 were $125,583 and $149,756 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2012 or 2011.

Fair Value of Financial Instruments - ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. For all financial instruments, including cash and cash equivalents, other assets, distributions due to partners, incentive management fee payable to general partners, property management fee payable, and customer deposits and other liabilities, carrying values approximate fair values because of the short maturity of those instruments.

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenue. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2012, the Partnership had $0 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2012 and 2011, accumulated other comprehensive income was $0.

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

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2012	2011
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,449,078	6,449,078
Rental trucks	140,093	140,093
Total	8,303,871	8,303,871

Less accumulated depreciation	(6,563,607)	(6,544,843)

Property - net	$ 1,740,264	$ 1,759,028

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

6. RELATED-PARTY TRANSACTIONS

The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2012 and 2011 the Partnership paid Dahn management fees of $94,875 and $93,088, respectively. Amounts payable to Dahn at December 31, 2012 and 2011, were $8,127 and $7,829, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2012 were $45,912.

7. SUBSEQUENT EVENTS

Events subsequent to December 31, 2012 have been evaluated through the date these financial statements were issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 15(2)

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2012

Initial Cost				Gross Carrying Amount at December 31, 2012
Description	Acquisition Date	Land	Buildings and Improvements	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation
Chico, CA	12/83	$ 209,700	$ 932,373	$ 12,419	$ 209,700	$ 944,792	$ 1,154,492	($ 944,863)
Fairfield, CA	01/84	264,500	1,267,896	34,810	264,500	1,302,706	1,567,206	(1,292,618)
La Verne, CA	08/84	453,250	1,243,974	41,451	453,250	1,285,425	1,738,675	(1,283,639)
Littleton, CO	05/85	431,250	1,423,811	45,827	431,250	1,469,638	1,900,888	(1,466,815)
Riverside, CA	06/84	356,000	1,391,210	55,307	356,000	1,446,517	1,802,517	(1,435,577)
		$1,714,700	$6,259,264	$189,814	$1,714,700	$6,449,078	$8,163,778	$(6,423,512)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2012 ANNUAL REPORT TO LIMITED PARTNERS OF
DSI REALTY INCOME FUND VII

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2012 and 2011 and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2012 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2012 and 2011 were as follows:

			2012			2011
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Chico, CA	1.97	Jul-84	39,259	5.62	75.8	39,261	6.78	77.2
La Verne, CA	2.78	Apr-85	52,210	8.53	65.4	52,210	9.25	67.9
Littleton, CO	3.07	Oct-85	45,780	9.15	79.2	45,730	7.13	61.9
Riverside, CA	2.92	Jan-85	61,027	6.15	62.3	61,027	6.11	60.8
Fairfield, CA	2.29	Aug-84	41,010	10.83	69.1	41,010	10.72	72.1

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 29, 2013

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

Date: March 29, 2013

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-K for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 29, 2013