Form 10-Q/A
period 2013-03-31
DSI REALTY INCOME FUND VII
filed 2013-05-20
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

This amendment includes the complete 10-Q as the original filing due to technical issues with the with the 10-Q filing which necessitated filing of the 12b-25 as form NT-10Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	March 31, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash & Equivalents	$ 328,133	$ 412,303
Property Net	1,737,081	1,740,264
Uncollected Rental Revenue	66,090	75,000
Prepaid Advertising	4,109	-
Other Assets	57,841	20,000
TOTAL	$ 2,193,254	$ 2,247,567
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$151,515	$151,515
Incentive Management Fee Liability	31,515	19,678
Property Management Fee Liability	8,517	8,127
Deferred Income	45,984	49,727
Accrued Expenses	29,344	27,549
Other Liabilities	22,010	82,204
Total Liabilities	288,885	338,800
PARTNERS' EQUITY:
General Partners	(88,727)	(88,683)
Limited Partners	1,993,096	1,997,450
Total Partners' Equity	1,904,369	1,908,767
TOTAL	$ 2,193,254	$ 2,247,567

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUES:
Self-storage rental income	$ 444,563	$ 379,299
Ancillary operating revenue	34,029	38,723
Interest and other income	0	0
TOTAL	478,593	418,022
EXPENSES:
Depreciation	3,183	8,789
Operating	215,501	218,717
General and administrative	76,483	79,972
General partners' incentive management fee	11,837	11,289
Property management fee	24,471	23,948
Total	331,475	342,715
NET INCOME	$ 147,117	$ 75,307

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,471	$ 753
Limited partners	145,646	74,554
TOTAL	$ 147,117	$ 75,307

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.07	$ 3.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2012 (Audited)	$(88,683)	$1,997,450	$1,908,767
Net Income Allocation	1,471	145,646	147,117
Distributions	(1,515)	(150,000)	(151,515)
BALANCE, March 31, 2013	$(88,727)	$1,993,096	$1,904,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 147,117	$ 75,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,183	8,789
Changes in assets and liabilities:
Other assets	(33,040)	48,727
Incentive management fee payable to General Partners	11,837	9,057
Property management fees payable	390	174
Customer deposits and other liabilities	(62,142)	(188)
Net cash provided by operating activities	67,345	141,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(151,515)	(181,818)
Net cash used in financing activities	(151,515)	(181,818)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(84,170)	(9,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	412,303	337,676
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 328,133	$ 328,027
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited interim financial statements have been prepared by the Partnership’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,449,078	6,449,078
Rental trucks under capital leases	140,093	140,093
Total	$ 8,303,871	$ 8,303,871
Less accumulated depreciation	(6,566790)	(6,563,607)
Property – net	$ 1,737,081	$ 1,740,264

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $24,471 and $23,948, for the three month period ended March 31, 2013 and 2012, respectively. Amounts payable to Dahn at March 31, 2013 and December 31, 2012 were $8,517 and $8,127, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2013 were $11,478.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended March 31, 2013 and 2012, revenues increased 14.5% to $478,592 from $418,022 and total expenses decreased 3.3% to $331,475 from $342,715 resulting in an increase in net income of 1.6% to $76,483 from $75,307. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 67.3% for the three-month period ended March 31, 2013, compared to 69.4% for the same period in 2012. Operating expenses decreased $3,216 or 1.5% primarily due to decreases in promotional advertising and call center services; partially offset by an increase in ground maintenance and truck lease. General and administrative expenses decreased $3,489 or 4.4% primarily as a result of a decrease in office supplies and postage; partially offset by an increase legal and professional and administration expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: May 20, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: May 20, 2013

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
May 20, 2013

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
May 20, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 20, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 20, 2013