Form 10-Q
period 2013-06-30
DSI REALTY INCOME FUND VII
filed 2013-08-15
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2013	December 31, 2012
		(Audited)
ASSETS:
Cash	$ 305,608	$ 412,303
Properties, net	1,733,934	1,740,264
Uncollected rental revenue	67,818	75,000
Prepaid advertising	6,929	0
Other assets	44,593	20,000
TOTAL ASSETS	$ 2,158,882	$ 2,247,567
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	14,154	19,678
Property management fee liability	8,412	8,127
Deferred income	48,994	49,727
Accrued expenses	31,813	27,549
Other liabilities	5,228	82,204
TOTAL LIABILTIES	260,116	338,800
PARTNERS' EQUITY:
General partners	(88,783)	(88,683)
Limited partners	1,987,549	1,997,450
TOTAL PARTNERS’ EQUITY	1,898,766	1,908,767
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,158,882	$ 2,247,567

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 475,652	$ 466,385
Ancillary operating revenue	34,773	37,292
Interest and other income	0	0
TOTAL REVENUE	510,425	503,677
EXPENSES:
Depreciation	3,147	3,301
Operating	228,391	206,379
General and administrative	88,019	72,358
General partners' incentive management fee	14,154	14,457
Property management fee	25,202	24,174
TOTAL EXPENSE	358,913	320,669
NET INCOME	$ 151,512	$ 183,008

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,515	$ 1,830
Limited partners	149,997	181,178
TOTAL	$ 151,512	$ 183,008

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.25	$ 7.55

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2013	June 30, 2012

REVENUES:
Self-storage rental income	$ 920,215	$ 845,684
Ancillary operating revenue	68,803	76,015
Interest and other income	0	0
TOTAL REVENUE	989,018	921,699
EXPENSES:
Depreciation	6,330	12,090
Operating	443,893	425,096
General and administrative	164,502	152,330
General partners' incentive management fee	25,991	25,746
Property management fee	49,673	48,122
TOTAL EXPENSE	690,389	663,384
NET INCOME	$ 298,629	$ 258,315

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 2,986	$ 2,583
Limited partners	295,643	255,732
TOTAL	$ 298,629	$ 258,315

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 12.32	$ 10.66

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2012 (Audited)	$(88,683)	$1,997,450	$1,908,767
Net Income Allocation	2,986	295,643	298,629
Distributions	(3,086)	(305,544)	(308,630)
BALANCE, June 30, 2013	$(88,783)	$1,987,549	$1,898,766

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 298,629	$ 258,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,330	12,090
Changes in assets and liabilities:
Other assets	(24,340)	4,365
Incentive management fee payable to General Partners	(5,524)	17,869
Property management fees payable	285	99
Customer deposits and other liabilities	(73,445)	(20,695)
Net cash provided by operating activities	201,935	272,043
INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
FINANCING ACTIVITIES:
Distributions to partners	(308,630)	(306,330)
Net cash used in financing activities	(308,630)	(306,330)
NET INCREASE (DECREASE) IN CASH	(106,695)	(34,287)
CASH AT BEGINNING OF PERIOD	412,303	337,676
CASH AT END OF PERIOD	$ 305,608	$ 303,389
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2013

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2013, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

 In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryfoward exists. ASU No. 2013-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012 (Audited)
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,449,078	6,449,078
Rental trucks under capital leases	140,093	140,093
Total	$ 8,303,871	$ 8,303,871
Less accumulated depreciation	(6,569,937)	(6,563,607)
Properties , net	$ 1,733,934	$ 1,740,264

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $49,673 and $48,122, for the six month period ended June 30, 2013 and 2012, respectively. Amounts payable to Dahn at June 30, 2013 and December 31, 2012 were $8,412 and $8,127, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2013 were $22,956.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended June 30, 2013 and 2012, revenues increased 1.3% to $510,425 from $503,677 and total expenses increased 11.9% to $358,913 from $320,669 resulting in a decrease in net income of 17.2% to $151,512 from $183,008. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.0% for the three-month period ended June 30, 2013, compared to 74.3% for the same period in 2012. Operating expenses increased $22,012 or 10.7% primarily due to increases in repair and maintenance advertising and workers compensation insurance; partially offset by a decrease in salary and wages expense. General and administrative expenses increased $15,661 or 21.6% primarily as a result of an increase in legal and professional, postage and computer equipment lease expenses.

For the six-month periods ended June 30, 2013 and 2012, revenues increased 7.3% to $989,018 from $921,699 and total expenses increased 4.1% to $690,389 from $663,384 resulting in an increase in net income of 15.6% to $298,629 from $258,315. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.4% for the six-month period ended June 30, 2013, compared to 71.9% for the same period in 2012. Operating expenses increased $18,797 or 4.4% primarily due to increases in ground maintenance, fire and liability insurance, repairs and maintenance and workers compensation insurance; partially offset by decreases in salary and wages expense. General and administrative expenses increased $12,172 or 8.0% primarily as a result of an increase in legal and professional, administration expense and computer equipment lease expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2013

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
August 14, 2013

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
August 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2013