Form 10-K/A
period 2012-12-31
DSI REALTY INCOME FUND VII
filed 2013-10-22
CIK 719581

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

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 29, 2013 (the “Original Form 10-K”), is to amend Item 9A. CONTROLS AND PROCEDURES to reflect that the Partnership’s disclosure controls and procedures were not effective and the Partnership’s internal control over financial reporting was not effective.

No other changes have been made to the Original Form 10-K and the Original Form 10-K has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2012. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2012, the Partnership's internal control over financial reporting was not effective.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

The following significant deficiency (as defined above) was identified, which in combination with other deficiencies may constitute a material weakness (as defined above):

•	We did not properly implement the controls to detect errors in year-end close reconciliations and adjusting journal entries.

To the knowledge of the Partnership’s management, including the Partnership’s PEO and PFO, the aforementioned significant deficiency has not led to a misstatement of our results of operations for the year ended December 31, 2012, or statement of financial position as of December 31, 2012. The Partnership’s management is implementing improved year-end close checklists and review procedures to remediate the above noted significant deficiency.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012, except as noted above, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII,

a California Limited Partnership
by: DSI Properties, Inc., a California Corporation,
as General Partner

By: /s/ ROBERT J. CONWAY
Dated: October 21, 2013
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: October 21, 2013
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
Dated: October 21, 2013
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: October 21, 2013
RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)