Form 10-Q
period 2013-09-30
DSI REALTY INCOME FUND VII
filed 2013-11-14
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS:
Cash	$ 369,410	$ 412,303
Property Net	1,730,678	1,740,264
Uncollected Rental Revenue	72,230	75,000
Prepaid Advertising	9,474	-
Other Assets	20,000	20,000
TOTAL ASSETS	$2,201,792	$2,247,567
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$151,515	$151,515
Incentive Management Fee Liability	17,703	19,678
Property Management Fee Liability-related party	8,289	8,127
Deferred Income	50,654	49,727
Accrued Expenses	26,187	27,549
Other Liabilities	33,085	82,204
Total Liabilities	287,433	338,800
PARTNERS' EQUITY:
General Partners	(88,627)	(88,683)
Limited Partners	2,002,986	1,997,450
Total Partners' Equity	1,914,359	1,908,767
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,201,792	$ 2,247,567

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES:
Self-storage rental income	$ 483,573	$ 461,473	$1,403,788	$1,307,157
Ancillary operating revenue	36,887	34,055	105,690	110,070
Interest and other income	0	1	0	1
TOTAL	520,460	495,529	1,509,478	1,417,228
EXPENSES:
Depreciation	3,256	3,339	9,586	15,429
Operating	231,847	253,272	675,740	678,368
General and administrative	74,101	68,468	238,603	220,798
General partners' incentive management fee	17,703	16,017	43,694	41,763
Property management fee	26,445	23,293	76,118	71,415
Total	353,352	364,389	1,043,741	1,027,773
NET INCOME	$ 167,108	$ 131,140	$ 465,737	$ 389,455

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,671	$ 1,311	$ 4,657	$ 3,894
Limited partners	165,437	129,829	461,080	385,561
TOTAL	$ 167,108	$ 131,140	$ 465,737	$ 389,455

Weighted average limited partnership units outstanding	24,000	24,000	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.89	$ 5.41	$19.21	$16.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2012 (Audited)	$(88,683)	$1,997,450	$1,908,767
Net Income Allocation	4,657	461,080	465,737
Distributions	(4,601)	(455,544)	(460,145)
BALANCE, September 30, 2013	$(88,627)	$2,002,986	$1,914,359

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 465,737	$ 389,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,586	15,429
Changes in assets and liabilities:
Other assets	(6,704)	30,072
Incentive management fee payable to General Partners	(1,975)	20,220
Property management fees payable	162	(170)
Customer deposits and other liabilities	(49,554)	5,541
Net cash provided by operating activities	417,252	460,547
INVESTING ACTIVITIES:
Additions to property	-	(1,472)
Net cash used in investing activities	-	(1,472)
FINANCING ACTIVITIES:
Distributions to partners	(460,145)	(457,845)
Net cash used in financing activities	(460,145)	(457,845)
NET DECREASE IN CASH	(42,893)	1,230
CASH AT BEGINNING OF PERIOD	412,303	337,676
CASH AT END OF PERIOD	$ 369,410	$ 338,906
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,449,078	6,449,078
Rental trucks under capital leases	140,093	140,093
Total	$ 8,303,871	$ 8,303,871
Less accumulated depreciation	(6,573,193)	(6,563,607)
Property – net	$ 1,730,678	$ 1,740,264

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $76,118 and $71,415, for the nine month period ended September 30, 2013 and 2012, respectively. Amounts payable to Dahn at September 30, 2013 and December 31, 2012 were $8,289 and $8,127, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2013 and 2012 were $34,434.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended September 30, 2013 and 2012, revenues increased 5.0% to $520,460 from $495,529 and total expenses decreased 3.0% to $353,352 from $364,389 resulting in an increase in net income of 19.2% to $167,108 from $131,140. Occupancy levels for the Partnership's mini-storage facilities averaged 77.5% for the three-month period ended September 30, 2013, compared to 71.8% for the same period in 2012. Operating expenses decreased $21,425 or 8.5% primarily due to decreases in advertising and repair and maintenance expenses. General and administrative expenses increased $5,633 or 8.2% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2013 and 2012, revenues increased 6.5% to $1,509,478 from $1,417,228 and total expenses increased 1.6% to $1,043,741 from $1,027,773 resulting in an increase in net income of 19.8% to $465,737 from $389,455. Occupancy levels for the Partnership's mini-storage facilities averaged 72.8% for the nine-month period ended September 30, 2013, compared to 71.3% for the same period in 2012. Operating expenses decreased $2,628 or 0.4% primarily due to decreases in advertising and repairs and maintenance expenses; partially offset by increases in ground maintenance expenses. General and administrative expenses increased $17,805 or 8.1% primarily as a result of an increase in legal and professional expenses.

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
Dated: November 14, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2013
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
November 14, 2013

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
November 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2013