Form 10-Q/A
period 2013-09-30
DSI REALTY INCOME FUND VII
filed 2013-11-22
CIK 719581

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, originally filed with the Securities and Exchange Commission on November 14, 2013 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K and include a subsequent event which had occurred prior to the original filing date.

No other changes have been made to the Original Form 10-Q and the Original Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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

6. SUBSEQUENT EVENTS

In November 2013 the Partnership began the process of obtaining an open market valuation of the self storage properties portfolio (the “Properties”). In this regard, the Partnership has retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, the General Partners will inform the Limited Partners as to the strategic options that may be available so that any recommendation can be presented to the Limited Partners.

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

By: /s/ ROBERT J. CONWAY
Dated: November 22, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 22, 2013
RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)