Form 10-K
period 2013-12-31
DSI REALTY INCOME FUND VII
filed 2014-03-28
CIK 719581

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

Dated: March 28, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 28, 2014

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

Dated: March 28, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 28, 2014

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
March 28, 2014

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

Date: March 28, 2014

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

Date: March 28, 2014

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

March 28, 2014

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

March 28, 2014