Form 10-Q
period 2014-03-31
DSI REALTY INCOME FUND VII
filed 2014-05-15
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of	As of
	March 30, 2014	December 31, 2013
	(Unaudited)
ASSETS:
Cash	$ 261,342	$ 348,465
Property Net	1,752,918	1,735,052
Uncollected Rental Revenue	65,635	55,818
Prepaid Advertising	1,396	1,396
Other Assets	68,433	20,000
TOTAL ASSETS	$2,149,724	$2,160,731
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$151,515	$151,515
Incentive Management Fee Liability	9,028	32,955
Property Management Fee Liability-related party	8,986	7,739
Deferred Income	50,569	55,277
Accrued Expenses	58,523	58,086
Other Liabilities	24,912	11,692
Total Liabilities	303,533	317,264
PARTNERS' EQUITY:
General Partners	(89,309)	(89,336)
Limited Partners	1,935,500	1,932,803
Total Partners' Equity	1,846,191	1,843,467
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,149,724	$ 2,160,731

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES:
Self-storage rental income	$ 507,254	$ 444,564
Ancillary operating revenue	24,868	34,029
Interest and other income	0	0
TOTAL	532,122	478,593
EXPENSES:
Depreciation	2,321	3,183
Operating	247,495	215,501
General and administrative	93,043	76,483
General partners' incentive management fee	9,028	11,837
Property management fee	25,996	24,471
Total	377,883	331,475
NET INCOME	$ 154,239	$ 147,117

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,542	$ 1,471
Limited partners	152,697	145,646
TOTAL	$ 154,239	$ 147,117

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.36	$ 6.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(89,336)	$1,932,803	$1,843,467
Net Income Allocation	1,542	152,697	154,239
Distributions	(1,515)	(150,000)	(151,515)
BALANCE, March 31, 2014	$(89,309)	$1,935,500	$1,846,191

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 154,239	$ 147,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,321	3,183
Changes in assets and liabilities:
Other assets	(58,250)	(33,040)
Incentive management fee payable to General Partners	(23,927)	11,837
Property management fees payable	1,247	390
Customer deposits and other liabilities	8,949	(62,142)
Net cash provided by operating activities	84,579	67,345
INVESTING ACTIVITIES:
Additions to property	(20,187)	-
Net cash used in investing activities	(20,187)	-
FINANCING ACTIVITIES:
Distributions to partners	(151,515)	(151,515)
Net cash used in financing activities	(151,515)	(151,515)
NET DECREASE IN CASH	(87,123)	(84,170)
CASH AT BEGINNING OF PERIOD	348,465	412,303
CASH AT END OF PERIOD	$ 261,342	$ 328,133
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$151,515	$151,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited interim financial statements have been prepared by the Partnership’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,476,310	6,456,123
Rental trucks under capital leases	140,093	140,093
Total	$ 8,331,103	$ 8,310,916
Less accumulated depreciation	(6,578,185)	(6,575,864)
Property – net	$ 1,752,918	$ 1,735,052

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $25,996 and $24,471, for the three month period ended March 31, 2014 and 2013, respectively. Amounts payable to Dahn at September 30, 2014 and December 31, 2013 were $8,986 and $7,739, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2014 and 2013 were $11,478.

6. SUBSEQUENT EVENTS

As part of our ongoing due-diligence process as General Partners, you are being advised that the various DSI Limited Partnerships in which you may be an investor (the “Partnerships”) are in the process of obtaining an open market valuation of their self storage properties portfolio (the “Properties”). In this regard, The Partnerships have retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, your General Partners will inform you as to the strategic options that may be available so that any recommendation can be presented to Limited Partners of the respective Partnerships.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended March 31, 2014 and 2013, revenues increased 11.2% to $532,122 from $478,592 and total expenses increased 14.0% to $377,883 from $331,475 resulting in an increase in net income of 4.8% to $154,239 from $147,117. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 83.5% for the three-month period ended March 31, 2014, compared to 67.3% for the same period in 2013. Operating expenses increased $31,994 or 14.8% primarily due to increases in advertising and repair and maintenance; partially offset by a decrease in ground maintenance expenses. General and administrative expenses increased $16,560 or 21.7% primarily as a result of a increase in legal and professional and office supplies expenses.

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
Dated: May 15, 2014
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: May 15, 2014
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
May 15, 2014

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
May 15, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2014