Form 10-Q
period 2014-06-30
DSI REALTY INCOME FUND VII
filed 2014-08-14
CIK 719581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2014	December 31, 2013
		(Audited)
ASSETS:
Cash	$ 342,220	$ 348,465
Properties, net	1,750,573	1,735,052
Uncollected rental revenue	71,820	55,818
Prepaid advertising	1,396	1,396
Other assets	64,395	20,000
TOTAL ASSETS	$ 2,230,404	$ 2,160,731
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$151,515	$151,515
Incentive management fee liability	21,398	32,955
Property management fee liability	9,770	7,739
Deferred income	55,564	55,277
Accrued expenses	42,477	58,086
Other liabilities	17,707	11,692
TOTAL LIABILTIES	298,431	317,264
PARTNERS' EQUITY:
General partners	(88,451)	(89,336)
Limited partners	2,020,424	1,932,803
TOTAL PARTNERS’ EQUITY	1,931,973	1,843,467
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,230,404	$ 2,160,731

 The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 538,200	$ 475,652
Ancillary operating revenue	30,145	34,773
Interest and other income	0	0
TOTAL REVENUE	568,345	510,425
EXPENSES:
Depreciation	2,346	3,147
Operating	205,318	228,391
General and administrative	67,295	88,019
General partners' incentive management fee	21,398	14,154
Property management fee	29,091	25,202
TOTAL EXPENSE	325,448	358,913
NET INCOME	$ 242,897	$ 151,512

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 2,429	$ 1,515
Limited partners	240,468	149,997
TOTAL	$ 242,897	$ 151,512

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 10.02	$ 6.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 1,045,454	$ 920,215
Ancillary operating revenue	55,013	68,803
Interest and other income	0	0
TOTAL REVENUE	1,100,467	989,018
EXPENSES:
Depreciation	4,667	6,330
Operating	452,813	443,893
General and administrative	160,338	164,502
General partners' incentive management fee	30,426	25,991
Property management fee	55,087	49,673
TOTAL EXPENSE	703,331	690,389
NET INCOME	$ 397,136	$ 298,629

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 3,971	$ 2,986
Limited partners	393,165	295,643
TOTAL	$ 397,136	$ 298,629

Weighted average limited partnership units outstanding	24,000	24,000
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 16.38	$ 12.32

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013 (Audited)	$(89,336)	$1,932,803	$1,843,467
Net Income Allocation	3,971	393,165	397,136
Distributions	(3,086)	(305,544)	(308,630)
BALANCE, June 30, 2014	$(88,451)	$2,020,424	$1,931,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 397,136	$ 298,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,667	6,330
Changes in assets and liabilities:
Other assets	(60,397)	(24,340)
Incentive management fee payable to General Partners	(11,557)	(5,524)
Property management fees payable	2,031	285
Customer deposits and other liabilities	(9,308)	73,445
Net cash provided by operating activities	322,572	201,935
INVESTING ACTIVITIES:
Additions to property	(20,187)	0
Net cash used in investing activities	(20,187)	0
FINANCING ACTIVITIES:
Distributions to partners	(308,630)	(308,630)
Net cash used in financing activities	(308,630)	(308,630)
NET INCREASE (DECREASE) IN CASH	(6,245)	(106,695)
CASH AT BEGINNING OF PERIOD	348,465	412,303
CASH AT END OF PERIOD	$ 342,220	$ 305,608
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners’ equity	$ 151,515	$ 151,515

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND VII
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the six months ended June 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013 (Audited)
Land	$ 1,714,700	$ 1,714,700
Buildings and improvements	6,476,310	6,456,123
Rental trucks under capital leases	140,093	140,093
Total	$ 8,331,103	$ 8,310,916
Less accumulated depreciation	(6,580,530)	(6,575,864)
Properties , net	$ 1,750,573	$ 1,735,052

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $55,087 and $49,673, for the six month period ended June 30, 2014 and 2013, respectively. Amounts payable to Dahn at June 30, 2014 and December 31, 2013 were $9,770 and $7,739, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $3,826. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2014 were $22,956.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Consequently, management is providing the following information:

In November of last year we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party is currently conducting its due diligence on the properties. We will notify you of the terms and conditions of the transactions, as any sale would require approval by the holders of a majority of the Limited Partnership Units. We anticipate that the due diligence stage will be finalized in August of 2014 and we will communicate further with you regarding the situation prior to year-end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2014

For the three-month periods ended June 30, 2014 and 2013, revenues increased 11.3% to $568,345 from $510,425 and total expenses decreased 9.3% to $325,448 from $358,913 resulting in a increase in net income of 60.3% to $242,897 from $151,512. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 88.4% for the three-month period ended June 30, 2014, compared to 72.0% for the same period in 2013. Operating expenses decreased $23,073 or 10.1% primarily due to decreases in advertising and workers compensation insurance; partially offset by a decrease in repairs and maintenance expense. General and administrative expenses decreased $20,724 or 23.5% primarily as a result of an decrease in legal and professional expenses.

For the six-month periods ended June 30, 2014 and 2013, revenues increased 11.3% to $1,100,467 from $989,018 and total expenses increased 1.9% to $703,331 from $690,389 resulting in an increase in net income of 33.0% to $397,136 from $298,629. Rental revenues increased primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 86.0% for the six-month period ended June 30, 2014, compared to 70.4% for the same period in 2013. Operating expenses increased $8,920 or 2.0% primarily due to increases in repairs and maintenance and salary and wages expenses; partially offset by decreases in advertising, ground maintenance and workers compensation insurance expense. General and administrative expenses decreased $4,164 or 2.5% primarily as a result of an decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND VII,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2014

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
August 14, 2014

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
August 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund VII (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2014